Form 10-K
period 2013-01-31
HOMEOWNUSA
filed 2013-07-10
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-170035
Commission file number

HOMEOWNUSA
(Exact name of registrant as specified in its charter)

Nevada	27-1467607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

775-321-8288
Registrant’s telephone number, including area code

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 10, 2013 is 22,790.

PART I

Item 1. Business.

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31. We are a development-stage company that intends to acquire multi family apartment properties. We intend to acquire distressed, low or no occupancy assets directly from owners or financial institutions holding foreclosed real estate and debt instruments that are either in default or on bank watch lists.

We have obtained an opinion letter from Diane D. Dalmy, Attorney at Law that states that assuming that the elections and other procedural steps referred to in our Registration Statement are completed by the Company in a timely fashion, the Company will be organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and the Company’s contemplated method of operations will enable it to satisfy the requirements for such qualification. Our sole officer and Director is a resident of South Africa and has no prior experience in the real estate industry.

Plan of Operation

We do not own any properties. We intend to acquire properties with the net proceeds of our offering. We have not identified any specific properties for acquisition. The purchase price of properties will vary widely depending on a number of factors, including size and location.

Our business office is located at 112 North Curry Street Carson City, Nevada 89703, our telephone number is 775-321-8288 and our fax number is 1-775-245-0036. Our United States and registered statutory office is located at 112 North Curry Street Carson City, Nevada 89703, telephone number (775) 882-1013.

Our director and sole officer will conduct the research on our future property and manage all aspects of acquisition. Upon raising of sufficient capital and upon identifying a target property, he will work with the sellers directly or their real-estate agent to provide documentation and property disclosures. In the event the property is of further interest, our President intends hire an independent building inspector to report on the building’s condition to estimate renovation costs. If the property is of further interest, our President intends to travel to the property prior to the Company making an offer to purchase.

In the event we purchase a property, we intend to renovate. Although we have renovation estimates, the cost of renovation can be further evaluated upon receipt of an inspection report from the prospective property.

For the renovation phase, the Company will hire contractors to perform renovation services. For the third phase, the Company will out source the marketing activities to third party consultants. The majority of these activities can be accomplished from any location and the Company has budgeted for business travel where management believes physical presence will be required. The Company has no plans to hire employees during the next 12 months.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We do not own any real estate or other properties.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Mine Safety Disclosures.

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Homeownusa does not have a ticker symbol for its shares of common stock.

As of January 31, 2013, we had one (1) active shareholder of record. The Company has not paid cash dividends and has no outstanding options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Overview

We believe that declining commercial real estate prices resulting from banks and other financial institutions and conduit lenders disposing of large numbers of commercial properties acquired between 2005 and 2009, combined with a shortage of affordable mortgage financing forcing distressed property owners to sell, will provide us with excellent opportunities to acquire quality multi family apartment properties. Many of these properties will have low or no occupancy and will be distressed due to over-leverage, mismanagement or the lack of liquidity in the financial markets.

Management believes that the Income Capitalization Approach is the most common approach used in commercial real estate valuation. Valuation by the income approach consists of estimating a net operating income for the property and converting this income to a capital value. The net operating income is converted to a capital value by a ratio known as a capitalization rate or "cap rate" as it is commonly called. Although this cap rate is obtained from an analysis of sales of similar properties in the community or region where the subject property is located, management has yet to determine in which geographical area its initial multi-family apartment will be acquired. When analyzing potential properties, management will assume 1) acquisition cost is the estimated purchase price plus the estimated renovation cost; 2) gross operating income is “market rent” using an occupancy of 90% less operating expenses of 55% of gross operating income to calculate potential net operating income and cap rate. A general cap rate of 10% will be applied when evaluating target properties. “Both “market rent” and using occupancy of 90% are speculative in nature for a low or no occupancy property because it assumes the Company can create demand for apartment rental at market prices.”

We plan to invest principally in multi family apartment facilities. At the completion of this offering we will identify one multi family apartment facility and a substantial portion of the net proceeds of this offering will not be committed to any other specific multi family apartment facility acquisition. Our management will identify and negotiate acquisition opportunities. We will target properties that will have low or zero occupancy. We will utilize the Income Capitalization Approach to valuate a facility and target a facility with low occupancy and therefore low net operating income. Income Capitalization is a valuation method appraisers and real estate investors use to estimate the value of income producing real estate. It is based upon the premise of anticipation i.e., the expectation of future benefits. This method of valuation relates value to two things: [1] the "market rent" that a property can be expected to earn and, [2] the "reversion" (resale) when a property is sold. These target facilities will be distressed due to over-leveraged financing, mismanagement or the lack of liquidity in the financial markets. The first phase of our planned operations is to research properties. The result of this research would determine the location of the target property to be acquired.

Because management will target distressed properties, management has arbitrarily determined that it will target properties from 75 to 300 apartments per property ($5,333 per apartment), ranging in building size between 75,000 and 300,000 square feet, generally resulting in acquisitions priced between $400,000 and below $1,6 million. We are not specifically limited by our Articles and By-laws or our management policies in the number or size of properties we may acquire or the percentage of net proceeds of this offering that we may invest in a single property. The number and mix of properties we intend to acquire will depend on real estate and market conditions existing at the time we acquire properties and the availability of debt and equity capital.

From the proceeds of this offering (see Use of Proceeds, page 7), the Company intends to acquire its first property.  Once we acquire a property, we seek to turn around the property and add value through renovating and re-tenanting. We seek to accomplish this by (1) upgrading and renovating existing apartments; (2) upgrading and including utilities like security systems, internet access, heat, water, sewer and garbage disposal; (3) investing significant effort in recruiting tenants; and. (4) stabilizing occupancy, with per property occupancy goals of 90% or higher and thereby substantially increasing the net operating income of the property.

Results of Operations

For the year ended January 31, 2013 and 2012, we had $0 revenues.  Our total expenses are $$15,511 as compared to operating expenses of $18,829 for the year ended January 31, 2012. The decrease in total expenses for the year ended January 31, 2013 consisted primarily of Office and general expense of $1,511 and Professional fees of $14,000 as compared to Office and general expense of $3,489 and Professional fees of $14,800 for the year ended January 31, 2012. For the year ended January 31, 2013, we incurred a net loss of $$15,511 as compared to a net loss of $18,289 for the year ended January 31, 2012. Losses since December 10, 2009 (inception) totals $55,637.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred a net operating losses of $55,637 from inception though the year ended January 31, 2013 and has not yet established an on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  As reflected in the accompanying financial statements, as of January 31, 2013, we had an accumulated deficit totaling $55,637.  This raises substantial doubts about our ability to continue as a going concern.

Liquidity and Capital Resources

As of January 31, 2013, we had cash of $985 and other current assets of $Nil as compared to cash of $374 and other current assets of $NIL for the year ended January 31, 2012.  We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Plan of Operation

We do not own any properties. We intend to acquire properties with the net proceeds of our offering. We have not identified any specific properties for acquisition. The purchase price of properties will vary widely depending on a number of factors, including size and location.

Our director and sole officer will conduct the research on our future property and manage all aspects of acquisition. Upon raising of sufficient capital and upon identifying a target property, he will work with the sellers directly or their real-estate agent to provide documentation and property disclosures. In the event the property is of further interest, our President intends hire an independent building inspector to report on the building’s condition to estimate renovation costs. If the property is of further interest, our President intends to travel to the property prior to the Company making an offer to purchase.

In the event we purchase a property, we intend to renovate. Although we have renovation estimates, the cost of renovation can be further evaluated upon receipt of an inspection report from the prospective property.

For the renovation phase, the Company will hire contractors to perform renovation services. For the third phase, the Company will out source the marketing activities to third party consultants. The majority of these activities can be accomplished from any location and the Company has budgeted for business travel where management believes physical presence will be required. The Company has no plans to hire employees during the next 12 months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

HOMEOWNUSA
(A Development Stage Company)

FINANCIAL STATEMENTS
(Audited)
January 31, 2013

PLS CPA, A PROFESSIONAL CORPORATION t 4725 MERCURY STREETR #210 t SAN DIEGO t CALIFORNIA 92111t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Homeownusa

We have audited the accompanying balance sheets of Homeownusa (A Development Stage “Company”) as of January 31, 2013 and 2012 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended January 31, 2013 and 2012, and for the period from December 10, 2009 (inception) to January 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeownusa as of January 31, 2013 and 2012, and the result of its operations and its cash flows for the years then ended and for the period from December 10, 2009 (inception) to January 31, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
____________________
PLS CPA, A Professional Corp.

July 10, 2013
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

HOMEOWNUSA
(A Development Stage Company)

BALANCE SHEETS
(Audited)

	January 31, 2013	January 31, 2012

ASSETS
CURRENT ASSETS
Cash	$985	$374

TOTAL CURRENT ASSETS	$985	$374

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,122	$14,500
Due to related party (Note 4)	27,500	16,000

TOTAL CURRENT LIABILITIES	46,622	30,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares of common stock (January 31, 2012 –10,000,000)	10,000	10,000
Deficit accumulated during the development stage	(55,637)	(40,126)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(45,637)	(30,126)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$985	$374

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Audited)

	Year ended January 31, 2013	Year ended January 31, 2012	Cumulative results of operations from inception (December 10, 2009) to January 31, 2013

REVENUE	$-	$-	$-

EXPENSES
Office and general	$1,511	$3,489	$7,087
Professional fees	14,000	14,800	48,550

TOTAL EXPENSES	(15,511)	(18,289)	(55,637)

NET LOSS	(15,511)	(18,289)	(55,637)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 10, 2009 (INCEPTION) TO JANUARY 31, 2013
(Audited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Common shares issued for cash – at $0.001 per share, December 10, 2009	10,000,000	$10,000	$-	$-	$-	$10,000

Net loss for the year ended January 31, 2010	-	-	-	-	(5,510)	(5,510)

Balance, January 31, 2010	10,000,000	10,000	-	-	(5,510)	4,490

Net loss for the year ended January 31, 2011	-	-	-	-	(16,327)	(16,327)

Balance, January 31, 2011	10,000,000	10,000	-	-	(21,837)	(11,837)

Net loss for the year ended January 31, 2012	-	-	-	-	(18,289)	(18,289)

Balance, January 31, 2012	10,000,000	10,000	-	-	(40,126)	(30,126)

Net loss for the year ended January 31, 2013	-	-	-	-	(15,511)	(15,511)

Balance, January 31, 2013	10,00,000	$10,000	$-	$-	$(55,637)	$(45,637)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Audited)

	Year ended January 31, 2013	Year ended January 31, 2012	From December 10, 2009 (date of inception) to January 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(15,511)	$(18,289)	$(55,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	4,622	3,619	19,122

NET CASH USED IN OPERATING ACTIVITIES	(10,889)	(14,670)	(36,515)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	10,000
Proceeds from related parties	11,500	14,000	27,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,500	14,000	37,500

NET INCREASE (DECREASE) IN CASH	611	(670)	985

CASH, BEGINNING	374	1,044	-

CASH, ENDING	$985	$374	$985

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31.  The Company is a development-stage Company organized to enter into the home equity lease/rent to own business.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $55,637.  As at January 31, 2013, the Company has a working capital deficit of $45,637.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of January 31, 2013, the Company has issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity (deficit) and cash flows of the Company.  These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Segmented Reporting

FSAB ASC 280, “Disclosure about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows,

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments (continued)

interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at January 31, 2013 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Development Stage Company

The Company is a development stage company, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. The Company’s planned principal operations have not fully commenced. Organizational and offering costs are, and will be, expensed as and when they are incurred.

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events (“SFAS 165”), issued May 28, 2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company’s financial position or results of operations.

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s financial statements

In September 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

On February 24, 2010, the FASB issued guidance in the "Subsequent Events" topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the "Subsequent Events" topic to include the definition of "SEC filer" and exclude the definition of "Public entity"; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company's results of operations of financial condition.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

As of January 31, 2012, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 10, 2009, the Company issued 10,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $10,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2013, the Company has received $27,500. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

Income taxes are provided in accordance with ASC 740 Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax asset and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal Income tax.

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

NOTE 6 – SUBSEQUENT EVENTS

On March 6, 2013, the Company received an additional $9,800 from a related party.  The amount due to the related party is unsecured and non- interest-bearing with no set terms of repayment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of January 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of January 31, 2013 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our sole officer and director.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)

Pieter du Plooy	50	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

From April 2002 until the sale of his business in August 2010, Mr. du Plooy was the owner/operator of Yonri Trust, doing business as “All a Minimum” at Shop A5, Bloem Value Mart, Curie Avenue & Vereniging Drive, Fleurdal Bloemfontein, 9301 South Africa. All a Minimum is a retail manufacturer and contract installer of aluminium products. All a Minimum specialized in manufacturing doorframes, windows frames, showers and installation into residential and commercial properties.

Given Mr du Plooy’s success in the retail and construction industry since 2002, the Company believes that Mr. du Plooy’s background experience and success as an entrepreneur make him well suited to serve as our sole officer and director of Homeownusa, a development stage company.

The Company believes that Mr. du Plooy’s background experience and success as an entrepreneur make him well suited to serve as our sole officer and director.

Conflicts of Interest

Except as provided for in Article XI of the Company By-laws, no officer, director or security holder of the company may be involved in pecuniary interest in any investment acquired or disposed of by the registrant or in any transaction to witch the registrant or any of its subsidiaries is party or has an interest.

None of the directors, officers, security holders or affiliates of the registrant may engage for there own account business activities of the types conducted by the registrant and its subsidiaries.

At the present time, the company does not foresee any direct conflict between Mr. du Plooy’s other business interests and his involvement in HOMEOWNUSA.

Item 11. Executive Compensation.

HOMEOWNUSA has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through January 31, 2013.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Pieter du Plooy	2009	0	0	0	0	0	0	0	0
President	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

We did not pay any salaries in 2009, 2010, 2011,2012 and 2013. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Pieter du Plooy	-	-	-	-	-	-	-	-	-

There were no grants of stock options since inception to the date of this Prospectus.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. HOMEOWNUSA may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (December 10, 2009) through January 31, 2013.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Pieter du Plooy	0	0	0	0	0	0	0

At this time, HOMEOWNUSA has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class	Percentage of Ownership Assuming all of the Shares are Sold [2]	Percentage of Ownership Assuming 75% of the Shares are Sold [2]	Percentage of Ownership Assuming 50% of the Shares are Sold [2]	Percentage of Ownership Assuming 25% of the Shares are Sold [2]

Common Stock	Pieter du Plooy 173 Haldon Road Universitas, BLOEMFONTEIN SOUTH AFRICA, 9321	10,000,000	100%	67%	73%	80%	89%

	All Officers and Directors as a Group (1 person)	10,000,000	100%	67%	73%	80%	89%

[1]
The person named above is a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. du Plooy is the only “promoter” of our company.

[2]
In order to qualify as a REIT, the Company and Mr. du Plooy have agreed to enter into a share redemption agreement whereby the Company will redeem a number of shares from Mr. du Plooy for consideration of $1.00. Upon the closing of this offering, a calculation of the number of shares the Company will redeem will be made so that Mr. du Plooy owns 9.9% of the shares issued and outstanding. As of the date of this offering no written share redemption agreement exists.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 10, 2009, we issued a total of 10,000,000 shares of common stock to Mr. Pieter du Plooy, our sole officer and director, for total cash consideration of $10,000. The Company considered these securities as “Founders” shares. Mr. du Plooy purchased his shares at par value being $0.001 per share, considerably lower than the $0.50 cents per share in this offering. This offer and sale was made pursuant to the exemption from registration afforded by Rule 903(b) (3) of the Regulation S, promulgated under the Securities Act of 1933, as amended (the “Securities Act”), on the basis that the securities were sold outside of US, to a non-US person, with no directed selling efforts in the US, and where offering restrictions were implemented.

As of July 31, 2013, the Company has received $ 27,500 loan from its President Mr. Pieter du Plooy. This loan is unsecured and non- interest-bearing with no set terms of repayment. Expenses funded by such loan amount include fees paid to the Company’s auditor of $24,500, fees paid to Discount Edgar regarding the Company’s filings with the Security and Exchange Commission of $1,500. The Company will not use proceeds from this offering to repay the loan. The Company will to repay the loan amounts from operating capital when funds are available.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended January 31, 2013 we incurred approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended January 31, 2013 For review of our financial statements, we incurred approximately $6,000 in fees to our principal independent accountants for professional services.

We incurred $500 in fees for a tax opinion during the fiscal year ended January 31, 2013.  We did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services during the fiscal year ended January 31, 2013

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation [1]
3.2	By-laws of Greenhouse Solutions Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Incorporated by reference from the Company’s S-11 filed with the Commission on October 20, 2010.
[2]	Incorporated by reference from the Company’s S-11 filed with the Commission on October 20, 2010.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1
***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Homeownusa

Dated: July 10, 2013	By:	/s/ Pieter du Plooy
Pieter du Plooy
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer