Form 10-K/A
period 2013-01-31
HOMEOWNUSA
filed 2013-07-11
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended January 31, 2013 for the purpose of including the consent of our auditor, PLS CPA, A Professional Corp. as Exhibit 23.1. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles of Incorporation [1]
3.2	By-laws of Greenhouse Solutions Inc. [2]
23.1	Consent of PLS CPA, A Professional Corp.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Incorporated by reference from the Company’s S-11 filed with the Commission on October 20, 2010.
[2]	Incorporated by reference from the Company’s S-11 filed with the Commission on October 20, 2010.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1
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