Form 10-Q
period 2013-04-30
HOMEOWNUSA
filed 2013-07-26
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

333-170035
Commission file number

HOMEOWNUSA
(Exact name of registrant as specified in its charter)

NEVADA	27-1467607
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

112 NORTH CURRY STREET, CARSON CITY NEVADA	89703-4934
(Address of principal executive offices)	(Zip Code)

775-321-8277
Registrant’s telephone number, including area code
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of April 30, 2013 HOMEOWNUSA had 22,790 shares of common stock issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial statements

HOMEOWNUSA
 (A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
April 30, 2013

HOMEOWNUSA
(A Development Stage Company)

BALANCE SHEETS

	April 30, 2013	January 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$5,999	$985

TOTAL CURRENT ASSETS	$5,999	$985

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,131	$19,122
Due to related party (Note 4)	27,510	27,500

TOTAL CURRENT LIABILITIES	44,641	46,622

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
22,790 shares of common stock (January 31, 2013 –10,000,000)	23	10,000
Additional Paid In Capital	20,234	-
Deficit accumulated during the development stage	(58,899)	(55,637)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(38,642)	(45,637)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,999	$985

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended April 30, 2013	Three months ended April 30, 2012	Cumulative results of operations from inception (December 10, 2009) to April 30, 2013

REVENUE	$-	$-	$-

EXPENSES
Office and general	$2,088	$40	$9,175
Professional fees	1,174	-	49,724

TOTAL EXPENSES	(3,262)	(40)	(58,899)

NET LOSS	(3,262)	(40)	(58,899)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	5,968,658	10,000,000

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 10, 2009 (INCEPTION) TO APRIL 30, 2013
(Unaudited)

	Common Stock		Additional	Share Subscription	Deficit Accumulated During the Development
	Number of shares	Amount	Paid-in Capital	Receivable	Stage	Total
Common shares issued for cash – at $0.001 per share, December 10, 2009	10,000,000	$10,000	$-	$-	$-	$10,000

Net loss for the year ended January 31, 2010	-	-	-	-	(5,510)	(5,510)

Balance, January 31, 2010	10,000,000	10,000	-	-	(5,510)	4,490

Net loss for the year ended January 31, 2011	-	-	-	-	(16,327)	(16,327)

Balance, January 31, 2011	10,000,000	10,000	-	-	(21,837)	(11,837)

Net loss for the year ended January 31, 2012	-	-	-	-	(18,289)	(18,289)

Balance, January 31, 2012	10,000,000	10,000	-	-	(40,126)	(30,126)

Net loss for the year ended January 31, 2013	-	-	-	-	(15,511)	(15,511)

Balance, January 31, 2013	10,000,000	10,000	-	-	(55,637)	(45,637)

Common shares issued for cash -
at $0.50 per share, March 6, 2013	20,534	21	10,246	-	-	10,267

Founder shares cancelled for cash-
At $0.000001 per share, March 25, 2013	(9,997,744)	(9,998)	9,988	-	-	(10)

Net loss for the period ended April 30, 2013	-	-	-	-	(3,262)	(3,262)

Balance, April 30, 2013	22,790	$23	$20,234	$-	$(58,899)	$(38,642)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three month period ended April 30, 2013	Three month period ended April 30, 2012	From December 10, 2009 (date of inception) to April 30, 2013

OPERATING ACTIVITIES
Net loss for the period	$(3,262)	$(40)	$(58,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(1,991)	(2,000)	17,131

NET CASH USED IN OPERATING ACTIVITIES	(5,253)	(2,040)	(41,768)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	10,257	-	20,267
Payment of purchase of common stock	(10)		(10)
Proceeds from related parties	10	5,000	27,510

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,257	5,000	47,767

NET INCREASE (DECREASE) IN CASH	5,014	2,960	5,999

CASH, BEGINNING	985	374	-

CASH, ENDING	$5,999	$3,334	$5,999

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31.  The Company is a development-stage Company organized to enter into the home equity lease/rent to own business.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $58,899.  As at April 30, 2013, the Company has a working capital deficit of $38,642.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2013, the Company has issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company; and a founder shareholder returned 9,997,744 restricted shares at $0.000001 for a cost of $10 to the Company; and issued by way of private placements to 31 individuals 20,534 common shares at $0.50 per share for net proceeds of $10,267 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity (deficit) and cash flows of the Company.  These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates and Assumptions (continued)

assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of April 30, 2013, the Company has not granted any stock options and has not recorded any stock-based compensation.

On December 10, 2009, the Company issued 10,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $10,000.

On March 6, 2013 the Company issued 20,534 common shares at $0.50 per share to thirty-one individuals for cash proceeds of $10,267.

NOTE 3 – CAPITAL STOCK (continued)

On March 25, 2013, the founding shareholder of the Company returned 9,997,774 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company.  The shares were returned to treasury for $0.000001 per share for a total consideration of $10 to the shareholder.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of April 30, 2013, the Company has received $27,510. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the period from inception through April 30, 2013 we had no revenue. Expenses for the period three months ended April 30, 2013 totalled $3,262 as compared to expenses of $40 for the period three months ended April 30, 2012 resulting in total expenses from inception December 10, 2009 to April 30, 2013 of $58,899 The operating loss for the period three months ended April 30, 2013 is a result of professional fees in the amount of $1,174 as compared to $0 for the period three months ended April 30, 2012 and office and general expense for the period three months ended April 30, 2013in the amount of $2,088 as compared to $40 for the period three months ended April 30, 2012.

Capital Resources and Liquidity

Our independent registered public accounting firm included an explanatory paragraph in their report for our annual report filed on Form 10-K emphasizing the uncertainty of our ability to remain a going concern. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of April 30, 2013, we had $5,999 in cash,  totaling $5,999in assets as compared to $985 in total assets at January 31, 2012. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. The Company’s sole officer and director, Mr. Meyer has indicated that he may be willing to provide a maximum of $25,000, required to fund the offering expenses and maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and purchasing any real estate, nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

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

As of March 30, 2013 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of April 30, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.  We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended April 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of incorporation [1]

3.2	By-laws of HOMEOWNUSA [2]

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

[1] Incorporated by reference from the Company’s S-11 filed with the Commission on October 20, 2010

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

Homeownusa

Dated: July 26, 2013	By:	/s/ Pieter du Plooy
Pieter du Plooy
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer