Form 10-Q
period 2013-07-31
HOMEOWNUSA
filed 2013-09-10
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of July 31, 2013 HOMEOWNUSA had 22,790 shares of common stock issued and outstanding.

PART 1—FINANCIAL INFORMATION

Item 1. Financial statements

HOMEOWNUSA
 (A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
July 31, 2013

HOMEOWNUSA
(A Development Stage Company)

BALANCE SHEETS

	July 31, 2013	January 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$7	$985

TOTAL CURRENT ASSETS	$7	$985

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,000	$19,122
Due to related party (Note 4)	27,510	27,500

TOTAL CURRENT LIABILITIES	45,510	46,622

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
22,790 shares of common stock (January 31, 2013 –10,000,000)	23	10,000
Additional Paid In Capital	20,234	-
Deficit accumulated during the development stage	(65,760)	(55,637)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(45,503)	(45,637)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7	$985

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31		Six Months Ended July 31		Cumulative results of operations from inception (December 10, 2009) to July 31,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administration	1,861	428	3,949	468	11,036
Professional fees	5,000	4,000	6,174	4,000	54,724

TOTAL EXPENSES	$(6,861)	$(4,428)	$(10,123)	$(4,468)	$(65,760)

NET LOSS	$(6,861)	$(4,428)	$(10,123)	$(4,468)	$(65,760)

BASIC LOSS PER COMMON SHARE	$(0.30)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	22,790	10,000,000	2,891,326	10,000,000

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 10, 2009 (INCEPTION) TO JULY 31, 2013
(Unaudited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total

Common shares issued for cash – at $0.001 per share, December 10, 2009	10,000,000	$10,000	$-	$-	$-	$10,000

Net loss for the year ended January 31, 2010	-	-	-	-	(5,510)	(5,510)

Balance, January 31, 2010	10,000,000	10,000	-	-	(5,510)	4,490

Net loss for the year ended January 31, 2011	-	-	-	-	(16,327)	(16,327)

Balance, January 31, 2011	10,000,000	10,000	-	-	(21,837)	(11,837)

Net loss for the year ended January 31, 2012	-	-	-	-	(18,289)	(18,289)

Balance, January 31, 2012	10,000,000	10,000	-	-	(40,126)	(30,126)

Net loss for the year ended January 31, 2013	-	-	-	-	(15,511)	(15,511)

Balance, January 31, 2013	10,000,000	10,000	-	-	(55,637)	(45,637)

Common shares issued for cash - at $0.50 per share, March 6, 2013	20,534	21	10,246	-	-	10,267

Founder shares cancelled for cash- At $0.000001 per share, March 25, 2013	(9,997,744)	(9,998)	9,988	-	-	(10)

Net loss for the period ended July 31, 2013	-	-	-	-	(10,123)	(10,123)

Balance, July 31, 2013	22,790	$23	$20,234	$-	$(65,760)	$(45,503)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six month period ended July 31, 2013	Six month period ended July 31, 2012	From December 10, 2009 (date of inception) to July 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(10,123)	$(4,468)	$(65,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(1,122)	(500)	18,000

NET CASH USED IN OPERATING ACTIVITIES	(11,245)	(4,968)	(47,760)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock (refer note 3)	10,267	-	20,267
Payment of purchase of common stock	(10)		(10)
Proceeds from related parties	10	10,000	27,510

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,267	10,000	47,767

NET INCREASE (DECREASE) IN CASH	(978)	5,032	7

CASH, BEGINNING	985	374	-

CASH, ENDING	$7	$5,406	$7

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31.  The Company is a development-stage Company organized to enter into the home equity lease/rent to own business.

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $65,760.  As at July 31, 2013, the Company has a working capital deficit of $45,503.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of April 30, 2013, the Company has issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company; and a founder shareholder returned 9,997,744 restricted shares at $0.000001 for a cost of $10 to the Company; and issued by way of private placements to 31 individuals 20,534 common shares at $0.50 per share for net proceeds of $10,267 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity (deficit) and cash flows of the Company.  These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at July 31, 2013 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of July 31, 2013, the Company has received $27,510. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. Subsequent to the period on September 4, 2013 an additional $5,000 was received by the Company from a related party.  The amount advanced was unsecured and non-interest-bearing with no set terms of repayment

NOTE 5 – INCOME TAXES

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

NOTE 6 – SUBSEQUENT EVENTS

On September 4, 2013 $5,000 was received by the Company from a related party.  The amount advanced was unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the period from inception through July 31, 2013 we had no revenue. Expenses for the period three months ended July 31, 2013 totalled $6,861 as compared to expenses of $4,428 for the three month period ended July 31, 2012.  Expenses for the period six months ended July 31, 2013 totalled $10,123 as compared to expenses of $4,468 for the period six months ended July 31, 2012 resulting in total expenses from inception December 10, 2009 to July 31, 2013 of $65,760.  The operating loss for the period three months ended July 31, 2013 is a result of professional fees in the amount of $5,000 as compared to $4,000 for the period three months ended July 31, 2012 and office and general expense for the period three months ended July 31, 2013in the amount of $1,861 as compared to $428 for the period three months ended July 31, 2012. The operating loss for the period six months ended July 31, 2013 is a result of professional fees in the amount of $6,174 as compared to $4,000 for the period six months ended July 31, 2012 and office and general expense for the period six months ended July 31, 2013in the amount of $3,949 as compared to $468 for the period six months ended July 31, 2012.

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

As of July 31, 2013, we had $7 in cash, totaling $7 assets as compared to $985 in total assets at January 31, 2013. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. The Company’s sole officer and director, Mr. Meyer has indicated that he may be willing to provide a maximum of $25,000, required to fund the offering expenses and maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and purchasing any real estate, nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of July 31, 2013 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended July 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of incorporation [1]

3.2	By-laws of HOMEOWNUSA [2]

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	Incorporated by reference from the Company’s S-11 filed with the Commission on October 20, 2010
[2]	Incorporated by reference from the Company’s S-11 filed with the Commission on October 20, 2010.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1
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

Homeownusa

Dated: September 10, 2013	By:	/s/ Pieter du Plooy
Pieter du Plooy
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer