Form 10-Q/A
period 2013-07-31
HOMEOWNUSA
filed 2013-09-12
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A1

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

Results of Operations

From inception through July 31, 2013 we had no revenue. Expenses for the three month period ended July 31, 2013 totalled $6,861 as compared to expenses of $4,428 for the three month period ended July 31, 2012. The operating loss for the three month period ended July 31, 2013 is a result of professional fees in the amount of $5,000 as compared to $4,000 for the three month period ended July 31, 2012 and office and general expense for the three month period ended July 31, 2013 in the amount of $1,861 as compared to $428 for the period three month period ended July 31, 2012.

Expenses for the period six month period ended July 31, 2013 totalled $10,123 as compared to expenses of $4,468 for the six month period ended July 31, 2012 resulting in total expenses from inception December 10, 2009 to July 31, 2013 of $65,760. The operating loss for the six month period ended July 31, 2013 is a result of professional fees in the amount of $6,174 as compared to $4,000 for the six month period ended July 31, 2012 and office and general expense for the six month period ended July 31, 2013 in the amount of $3,949 as compared to $468 for the six month period ended July 31, 2012.

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

As of July 31, 2013, we had $7 in cash, totaling $7 assets as compared to $985 in total assets at January 31, 2013. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. The Company’s sole officer and director, Mr. du Plooy has indicated that he may be willing to provide a maximum of $25,000, required to maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place

We do not anticipate researching and purchasing any real estate, nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

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

As of July 31, 2013 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, our principle executive officer, also acting as our principle financial officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Homeownusa

Dated: September 12, 2013	By:	/s/ Pieter du Plooy
Pieter du Plooy
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer