Form 10-Q
period 2013-10-31
HOMEOWNUSA
filed 2013-11-19
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 31, 2013 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. As of October 31, 2013 HOMEOWNUSA had 22,790 shares of common stock issued and outstanding.

PART1-FINANCIAL INFORMATION

Item 1. Financial statements

HOMEOWNUSA
 (A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)
October 31, 2013

HOMEOWNUSA
(A Development Stage Company)

BALANCE SHEETS

	October 31, 2013	January 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$6,270	$985

TOTAL CURRENT ASSETS	$6,270	$985

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$18,000	$19,122
Due to related party (Note 4)	41,810	27,500

TOTAL CURRENT LIABILITIES	59,810	46,622

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
22,790 shares of common stock (January 31, 2013 –10,000,000)	23	10,000
Additional Paid In Capital	20,234	-
Deficit accumulated during the development stage	(73,797)	(55,637)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(53,540)	(45,637)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,270	$985

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
 (A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31		Nine Months Ended October 31		Cumulative results of operations from inception (December 10, 2009) to October, 31
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administration	5,969	381	9,918	849	17,005
Professional fees	2,068	3,500	8,242	7,500	56,792

TOTAL EXPENSES	$(8,037)	$(3,881)	$(18,160)	$(8,349)	$(73,797)

NET LOSS	$(8,037)	$(3,881)	$(18,160)	$(8,349)	$(73,797)

BASIC LOSS PER COMMON SHARE	$(0.35)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	22,790	10,000,000	1,924,640	10,000,000

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
(A Development Stage Company)

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM DECEMBER 10, 2009 (INCEPTION) TO OCTOBER 31, 2013
(Unaudited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Development Stage	Total
Common shares issued for cash – at $0.001 per share, December 10, 2009	10,000,000	$10,000	$-	$-	$-	$10,000

Net loss for the year ended January 31, 2010	-	-	-	-	(5,510)	(5,510)

Balance, January 31, 2010	10,000,000	10,000	-	-	(5,510)	4,490

Net loss for the year ended January 31, 2011	-	-	-	-	(16,327)	(16,327)

Balance, January 31, 2011	10,000,000	10,000	-	-	(21,837)	(11,837)

Net loss for the year ended January 31, 2012	-	-	-	-	(18,289)	(18,289)

Balance, January 31, 2012	10,000,000	10,000	-	-	(40,126)	(30,126)

Net loss for the year ended January 31, 2013	-	-	-	-	(15,511)	(15,511)

Balance, January 31, 2013	10,000,000	10,000	-	-	(55,637)	(45,637)

Common shares issued for cash - at $0.50 per share, March 6, 2013	20,534	21	10,246	-	-	10,267

Founder shares cancelled for cash - At $0.000001 per share, March 25, 2013	(9,997,744)	(9,998)	9,988	-	-	(10)

Net loss for the period ended Oct. 31, 2013	-	-	-	-	(18,160)	(18,160)

Balance, October 31, 2013	22,790	$23	$20,234	$-	$(73,797)	$(53,540)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine month period ended October 31, 2013	Nine month period ended October 31, 2012	From December 10, 2009 (date of inception) to October 31, 2013

OPERATING ACTIVITIES
Net loss for the period	$(18,160)	$(8,349)	$(73,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Accounts payables and accrued liabilities	(1,122)	1,000	18,000

NET CASH USED IN OPERATING ACTIVITIES	(19,282)	(7,349)	(55,797)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds on sale of common stock (refer note 3)	10,267	-	20,267
Payment of purchase of common stock	(10)		(10)
Proceeds from related parties	14,310	10,000	41,810

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,567	10,000	62,067

NET INCREASE (DECREASE) IN CASH	5,285	2,651	6,270

CASH, BEGINNING	985	374	-

CASH, ENDING	$6,270	$3,025	$6,270

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES;

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HOMEOWNUSA was incorporated in the State of  Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31. The Company is a development-stage Company organized to enter into the home equity lease/rent to own business.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $73,797. As at October 31, 2013, the Company has a working capital deficit of $53,540. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of October 31, 2013, the Company has issued 10,000,000 founders shares at $0.001 per share for net proceeds of $10,000 to the Company; and a founder shareholder returned 9,997,744 restricted shares at $0.000001 for a cost of $10 to the Company; and issued by way of private placements to 31 individuals 20,534 common shares at $0.50 per share for net proceeds of $10,267 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity (deficit) and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014.

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

Comprehensive Loss

“Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at October 31, 2013 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

NOTE 3 – CAPITAL STOCK (continued)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of October 31, 2013, the Company has received $41,810. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment. The amount advanced was unsecured and non-interest-bearing with no set terms of repayment

NOTE 5 – INCOME TAXES

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the period from inception through October 31, 2013 we had no revenue. Expenses for the period three months ended October 31, 2013 totalled $8,037 as compared to expenses of $3,881 for the period three months ended October 31, 2012.  Expenses for the period nine months ended October 31, 2013 totalled $18,160 as compared to expenses of $8,349 for the period nine months ended October 31, 2012 resulting in total expenses from inception December 10, 2009 to October 31, 2013 of $73,797.  The operating loss for the period three months ended October 31, 2013 is a result of professional fees in the amount of $2,068 as compared to $3,500 for the period three months ended October 31, 2012 and office and general expense for the period three months ended October 31, 2013in the amount of $5,969 as compared to $381 for the period three months ended October 31, 2012. The operating loss for the period nine months ended October 31, 2013 is a result of professional fees in the amount of $8,242 as compared to $7,500 for the period nine months ended October 31, 2012 and office and general expense for the period nine months ended October 31, 2013in the amount of $9,918 as compared to $849 for the period nine months ended October 31, 2012.

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

As of October 31, 2013, we had $6,270 in cash, totaling $6,270 assets as compared to $985 in total assets at January 31, 2013. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. The Company’s sole officer and director, Mr. Meyer has indicated that he may be willing to provide a maximum of $25,000, required to fund the offering expenses and maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of October 31, 2013 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended October 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Homeownusa

Dated: November 19, 2013	By:	/s/ Pieter du Plooy
Pieter du Plooy
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer