Form 10-K
period 2014-09-30
HOMEOWNUSA
filed 2014-11-13
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to ____________________

333-170035
Commission file number
HOMEOWNUSA
(Exact name of registrant as specified in its charter)

Nevada	27-1467607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Blake Street, Suite 310 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

303-953-4245
Registrant’s telephone number, including area code

112 North Curry Street, Carson City, Nevada 89703-4934
(former name or former address, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding November __, 2014
Common Stock, $0.001 par value per share	22,790 shares

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;
●	economic, competitive, business and other conditions in our local and regional markets;
●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;
●	competition in our industry;
●	Changes in our business and growth strategy, capital improvements or development plans;
●	the availability of additional capital to support development; and
●	other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31.  The Company was organized to enter into the home equity lease/rent to own business.    On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation.    The total number of shares purchased was 15,730 which represented a 69% interest in the Company (the “Transaction”).    Along with the Transaction, the sole director and officer resigned and a new officer director was named.    The Company is currently looking into potential business plan opportunities but has not yet decided on a plan.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is presently no established public trading market for our shares of common stock.    The Company had obtained a symbol back in October 2013, however, because of our failure to keep our public reporting current, the symbol is no longer active.    We do plan to reapply for quoting of our common stock on the OTC Bulletin Board.   However, we can provide no assurance that our shares of common stock will be quoted on the Bulletin Board or, if traded, that a public market will materialize.

Holders of Our Common Stock

As of the date of filing we had 23 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Transfer Agent and Registrar

The transfer agent for our common stock is Issuer Direct Corporation, 500 Perimeter Park Drive, Suite D, Morrisville, NC 27560, telephone: (919) 481-4000.

Dividends

Since inception we have not paid any dividends on our common stock.  We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.    Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Common Stock Issuance to Shareholder

On July 7, 2014, we received a $37,000 investment from our major shareholder.  For such investment, the shareholder will received 74 mm shares.  Such shares have not been issued as of the date of this filing.

 Common Stock Offering

As of October 31, 2014, we completed an offering of securities to 30 new investors for gross proceeds of $2,053 and will be issuing 20,534 shares at $0.10 per share.   Such shares have not been issued as of the date of this filing.

 The offer and sale of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 504 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) we were not subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (b) the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (c) there was no public offering or general solicitation with respect to the offering; (d) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (e) the investors acknowledged that they had a reasonable opportunity to ask questions and receive answers concerning the offering and our business, financial condition, results of operations and prospects (f) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (g) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Stock-Based Compensation:

None.

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

Overview

The Company has decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities.  Our CEO is exploring such options.

Results of Operations

For the year ended January 31, 2014 and 2013, we had $0 revenues.   Our total expenses are $22,047 as compared to operating expenses of $15,511 for the year ended January 31, 2013, representing an increase of $6,536, or 42.0%  The increase in total expenses for the year ended primiary consisted of professional fees and financial printing costs.  For the year ended January 31, 2014, we incurred a net loss of $22,047 as compared to a net loss of $15,511 for the year ended January 31, 2013.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has incurred net operating losses of $77,684 from inception though the year ended January 31, 2014 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern.  As reflected in the accompanying financial statements, as of January 31, 2014, we had an accumulated deficit totaling $77,684.  This raises substantial doubts about our ability to continue as a going concern.

Liquidity and Capital Resources

As of January 31, 2014, we had cash of $0 and other current assets of $0 as compared to cash of $985 and other current assets of $0 for the year ended January 31, 2013.  We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

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

Item 8. Financial Statements and Supplementary Data.

HOMEOWNUSA
FINANCIAL STATEMENTS
January 31, 2014

Report of Independent Registered Public Accounting Firm

To the Audit Committee of HOMEOWNUSA

We have audited the accompanying balance sheet of HOMEOWNUSA. as of January 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOMEOWNUSA as of January 31, 2014, and the results of its operations and its cash flows for the  year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception totaling $77,684 and does not generate any revenue.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey,
November 10, 2014

HOMEOWNUSA
BALANCE SHEETS
AS OF JANUARY 31, 2014 AND 2013

ASSETS
	January 31, 2014	January 31, 2013
CURRENT ASSETS:
Cash or cash equivalents	$-	$985
TOTAL CURRENT ASSETS	-	985

TOTAL ASSETS	$-	$985

LIABILIATIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$19,122
Due to related party (Note 4)	-	27,500
TOTAL CURRENT LIABILITIES	-	46,622

TOTAL LIABILITIES	$-	$46,622

STOCKHOLDERS' EQUITY (DEFICIT):
Capital stock (note 3), authorized 75,000,000, $0.001 par value
Issued and outstanding
22,790 as of and 10,000,000 shares issued and outstanding,
as of December 31, 2014 and 2013, respectively	23	10,000
Additional paid-in capital	77,661	-
Accumulated deficit	(77,684)	(55,637)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	-	(45,637)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$985

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2014 AND 2013

	Year Ended January 31, 2014	Year Ended January 31, 2013

Total Revenues	$-	$-

Operating expenses:
Bank Service Charges	1,425	375
Financial Printing	3,149	1,136
Consulting Services	5,000	-
Transfer Agent	1,312	-
Accounting/Auditing	10,861	13,000
Legal	300	1,000
Total operating expenses	22,047	15,511

Loss from operations	(22,047)	(15,511)

Loss before taxes	(22,047)	(15,511)
Income tax provision	-	-

Net loss applicable to common shareholders	$(22,047)	$(15,511)

Net loss per share - basic and diluted	$(0.01)	$(0.00)

Weighted number of shares outstanding - Basic and diluted	1,581,964	10,000,000

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JANUARY 31, 2014 AND 2013

	Common		Paid-In	Deficit Accumulated during	Stockholders'
	Shares	Par Value	Capital	Development Stage	Equity (Deficit)

Balance January 31, 2012	10,000,000	10,000	0	(40,126)	(30,126)

Net loss for period				(15,511)	(15,511)

Balance January 31, 2013	10,000,000	10,000	0	(55,637)	(45,637)

Issuance of common stock, March 6, 2013	20,534	21	10,246		10,267
Retirement of common stock, March 25, 2013	(9,997,744)	(9,998)	9,988		(10)
Forgiveness of debt from shareholder			39,427		39,427
Payables assumed by selling shareholder			18,000		18,000
Net loss for period				(22,047)	(22,047)

Balance January 31, 2014	22,790	$23	$77,661	$(77,684)	$0

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF CASH FLOW FOR THE YEARS ENDED
JANUARY 31, 2014 AND 2013

	Year ended January 31, 2014	Year ended January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(22,047)	$(15,511)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Change in operating assets and liabilities:
Accounts payable and accrued expenses	(1,122)	4,622
Net cash used in operating activities	$(23,169)	$(10,889)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10,267	0
Redemption of common stock	(10)	0
Proceeds from related parties	11,927	11,500
Net cash provided by financing activities	$22,184	$11,500

NET INCREASE (DECREASE) IN CASH	(985)	611

CASH AND CASH EQUIVALENTS at beginning of period	985	374
CASH AND CASH EQUIVALENTS at end of period	$0	$985

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Assumption of payables by selling shareholder	$18,000	$-
Forgiveness of shareholder debt	$39,427	$-

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31.  The Company was organized to enter into the home equity lease/rent to own business.    On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation.    The total number of shares purchased was 15,730 which represented a 69% interest in the Company (the “Transaction”).    Along with the Transaction, the sole director and officer resigned and a new officer director was named.    The Company is currently looking into potential business plan opportunities but has not yet decided on a plan.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $77,684.    The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at January 31, 2014 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Codification update No. 2014-10 for Development stage entities (Topic 915). The amendments in this updated removed the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.   The Company has elected to adopt such provisions this reporting period.

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

On March 6, 2013 the company issued 20,534 common shared at $0.50 per share to 31 new investors for total proceeds of $10,267.

On March 24, 2013, the sole director and President of the Company retired 9,997,744 shares of common stock for payment of $9,777.97

On December 31, 2013, the sole director and president sold his remaining 2,256 to a private investor.   At the same time, nine other shareholders sold 13,747 of their shares to the same investor.

 NOTE 4 – RELATED PARTY TRANSACTIONS

As of January 31, 2013 and 2012, the Company had received $27,500, and 11,927, respectively, from the sole director and officier.    The amounts due to the related party are unsecured and non-interest-bearing with no set terms of repayment.    Along with the Transaction of December 31, 2013, the related party waived any notes due totaling $39,427.  This amount has been recorded to additional paid in capital.

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

NOTE 6 – SUBSEQUENT EVENTS

On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz will be issued an additional 74 million shares.

During October 2014, the Company issued 20,534 shares for $2,053 to 30 new shareholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of January 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of January 31, 2014 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at January 31, 2014, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of January 31, 2104. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of January 31, 2014, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

This annual report filed on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

On December 31, 2013 Pieter du Plooy resigned as an officer and director of the Company.  There were no disagreements with Mr. du Plooy.   Immediately prior to Mr. du Plooy’s resignation the Company’s board of directors appointed Conn Flanigan as a director until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal.  In addition, the Board of Directors then appointed Conn Flanigan as Chief Executive Officer and Chief Financial Officer.    Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our sole officer and director.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)

Conn Flanigan	46	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Business Experience

Mr. Flanigan has served as General Counsel with eBanker Corporate Services Inc, a Colorado subsidiary of Express  Ltd since 2007.  From 2000 – 2007 Mr. Flanigan served as Corporate counsel to eVision Corporate Services, Inc, a Colorado subsidiary of Xpress Ltd.   Mr. Flanigan received a B.A. in international relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Strum College of Law in 1996.

The Company appointed Mr Flanigan in recognition of the importance of his abilities to assist the Company in expanding its business and the contributions he can make to its strategic direction.

Conflicts of Interest

Except as provided for in Article XI of the Company By-laws, no officer, director or security holder of the company may be involved in pecuniary interest in any investment acquired or disposed of by the registrant or in any transaction to which the registrant or any of its subsidiaries is party or has an interest.

None of the directors, officers, security holders or affiliates of the registrant may engage for there own account business activities of the types conducted by the registrant and its subsidiaries.

At the present time, the company does not foresee any direct conflict between Mr. Flanigan’s other business interests and his involvement in HOMEOWNUSA.

Item 11. Executive Compensation.

HOMEOWNUSA has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through January 31, 2014.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Conn Flanigan	2014	0	0	0	0	0	0	0	0
President

We did not pay any salaries in 2009, 2010, 2011, 2012 and 2013. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of January 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Conn Flanigan	-	-	-	-	-	-	-	-	-

There were no grants of stock options through the date of this report.

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

 Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (December 10, 2009) through January 31, 2014.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Pieter du Plooy (12/10/09 – 12/31/13)	0	0	0	0	0	0	0
Conn Flanigan ( since 12/31/13)	0	0	0	0	0	0	0

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

Title of Class	Name and Address of Beneficial Owner	Position with the Company	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	CloudBiz International Pte Ltd, Singapore	5% Stockholder	15,730	69%

Common	Conn Flanigan	Director, CEO, CFO	0	0%
Common	Directors and Executive Officers as a Group (1 persons)		0	0%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 7, 2014 we received an investment of $37,000 from our CloudBiz, our majority investor.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the years ended January 31, 2014 and 2013:

	Year Ended Jan 31, 2014	Year Ended Jan 31, 2013

Audit Fees	$3,000	$5,000
Tax Fees	0	0
All Other Fees	1,500	1,000

Total	$4,500	$6,000

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the year ended January 31, 2014 and 2013 for the audit of our financial statements.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees.  This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended January 31, 2014 and 2013.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:
Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer

*    Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEOWNUSA

November __, 2014	By:	/s/ CONN FLANIGAN
Conn Flanigan
Chief Executive and Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Conn Flanigan Conn Flanigan	Chief Executive Officer and Accounting Officer, Director	November __, 2014