Form 10-Q
period 2014-04-30
HOMEOWNUSA
filed 2016-12-13
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014 or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

333-170035
Commission file number

HOMEOWNUSA
(Exact name of registrant as specified in its charter)

NEVADA	27-1467607
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1601 Blake Street, Suite 310, Denver Colorado	80202
(Address of principal executive offices)	(Zip Code)

303-894-7941
Registrant’s telephone number, including area code
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☒
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court Yes ☒  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 13, 2016
Common Stock, $0.001 par value per share	74,043,324 shares

PART I. Interim Financial Information

Item 1. Interim Financial Statements.

HOMEOWNUSA
CONDENSED BALANCE SHEETS
AS OF APRIL 30, 2014 (UNAUDITED) AND JANUARY 31, 2014

	April 30, 2014 (unaudited)	January 31, 2014

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

TOTAL LIABILITIES	$-	$-

STOCKHOLDERS' EQUITY:
Capital stock (Note 3), authorized 75,000,000, $0.001 par value
22,790 shares issued and outstanding, as of
April 30, 2014 & January 31, 2014, respectively	23	23
Additional paid-in capital	77,661	77,661
Accumulated deficit	(77,684)	(77,684)
TOTAL STOCKHOLDERS' EQUITY	-	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013 (UNAUDITED)

	Three months ended April 30, 2014 (unaudited)	Three months ended April 30, 2013 (unaudited)

Total Revenues	$-	$-

Operating expenses:
Bank Service Charges	-	915
Financial Printing	-	122
Consulting Services	-	-
Transfer Agent	-	1,051
Accounting/Auditing	-	1,174
Legal	-	-
Total operating expenses	-	3,262

Income (Loss) from operations	-	(3,262)

Income (Loss) before taxes	-	(3,262)

Net income (loss) applicable to common shareholders	$-	$(3,262)

Net income (loss) per share - basic and diluted	$0.00	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	22,790	5,968,658

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 31, 2013 THROUGH APRIL 30, 2014 (UNAUDITED)

	Common		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Equity

Balance, January 31, 2013	10,000,000	$10,000	-	$(55,637)	$(45,637)

Common shares issued	20,534	$21	$10,246	-	$10,267

Founder shares cancelled for cash	(9,997,744)	$(9,998)	$9,988	-	$(10)

Forgiveness of debt from shareholder	-	-	$39,427	-	$39,427

Payables assumed by selling shareholder	-	-	$18,000	-	$18,000

Net loss for period	-	-	-	$(22,047)	$(22,047)

Balance, January 31, 2014	22,790	$23	$77,661	$(77,684)	$-

Net loss for period	-	-	-	-	-

Balance, April 30, 2014	22,790	$23	$77,661	$(77,684)	$-

 The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013 (UNAUDITED)

	Three Months ended April 30, 2014 (Unaudited)	Three Months ended April 30, 2013 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-	$(3,262)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Change in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	-	(1,991)
Net cash used in operating activities	$-	$(5,253)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	10,267
Redemption of common stock	-	(10)
Proceeds from related parties	-	10
Net cash provided by financing activities	$-	$10,267

NET INCREASE IN CASH	-	5,014

CASH AND CASH EQUIVALENTS at beginning of period	-	985
CASH AND CASH EQUIVALENTS at end of period	$-	$5,999

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

Basis of Presentation

The financial statements present the condensed balance sheet, the condensed statements of operations, the condensed stockholders’ equity and the condensed statement of cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended April 30, 2014 or April 30, 2013.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2014, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates made by management.

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

On August 27, 2014, the FASB (the “board”) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Before this new standard, there was minimal guidance in U.S. GAAP specific to going concern. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Company has adopted such provisions this reporting period.

On February 18, 2015, the Internal Revenue Service issued Notice 2015-17, which offers relief from excise tax under the Affordable Care Act (ACA) for health reimbursement arrangements (HRAs), including insurance premium reimbursement arrangements, available to the employees of small employers and to S-corporation shareholders. The Company has adopted such provisions this reporting period.

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (the ASU). Changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The Company has adopted such provisions this reporting period.

On August 26, 2016, the FASB issued Accounting Standard Update 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The Company has adopted such provisions this reporting period.

NOTE 3 –CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

NOTE 4 –RECLASSIFICATION

Reclassifications of certain prior year balances were made in order to conform with current year presentation.

NOTE 5 – RELATED PARTY

On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation.

NOTE 6 – SUBSEQUENT EVENTS

On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz will be issued an additional 74 million common shares. The 74 million common shares were issued below par at a discount. The discount of $37,000 was recorded as a “discount on common stock” in equity.

During October 2014, the Company issued 20,534 common shares at $0.10 per share to 30 new shareholders for total proceeds of $2,053.

In February and October of 2016, Cloudbiz International Pte. Ltd, the majority owner, injected cash of $18,000 and $40, 000 in order to pay operating expenses.

On November 4, 2016 Cloudbiz International Pte. Ltd, the majority owner, transferred 74,015,730 common shares to Singapore eDevelopment Ltd.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

1.	our future operating results;
2.	our business prospects;
3.	any contractual arrangements and relationships with third parties;
4.	the dependence of our future success on the general economy;
5.	any possible financings; and
6.	the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

The Company has decided to not pursue its original business plan and is currently in the process of evaluating new business opportunities.

Results of Operations

For the three months ended April 30, 2014 and 2013, we had $0 revenues. Our total expenses for the three months ended April 30, 2014 were $0 as compared to operating expenses of $3,262 for the three months ended April 30, 2013, representing a decrease of $3,262. The decrease in total expenses was due to no operations. For the three months ended April 30, 2014, we incurred a net loss of $0 as compared to a net loss of $3,262 for the three months ended April 30, 2013.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $77,684 from inception through April 30, 2014 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of April 30, 2014, we had cash of $0 and other current assets of $0. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Other

None

Part II- Other Information

Item 1. Legal Proceedings

We are not a party to any legal proceedings. Management is not aware of any legal proceedings proposed to be initiated against us. However, from time to time, we may become subject to claims and litigation generally associated with any business venture operating in the ordinary course.

Item 1A. Risk Factors

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 3. Recent Sale of Unregistered Securities

None.

Item 2. Exhibits

Exhibit Number	Description

31.1*	Rule 13a-14(a) Certification of the Chief Executive and Financial Officer
32.1*	Section 1350 Certification of Chief Executive and Financial Officer
● Filed along with this document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEOWNUSA

Dated: December 13, 2016	By:	//Conn Flanigan
Conn Flanigan
Chief Executive Officer, Chief Financial Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
//Conn Flanigan Conn Flanigan	Chief Executive Officer, Chief Financial Officer & Chairman	December 13, 2016