Form 10-Q
period 2014-07-31
HOMEOWNUSA
filed 2016-12-13
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014 or

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

PART I. Financial Information

Item 1. Interim Financial Statements.

HOMEOWNUSA
CONDENSED BALANCE SHEETS
AS OF JULY 31, 2014 (UNAUDITED) AND JANUARY 31, 2014

	July 31, 2014 (Unaudited)	January 31, 2014
CURRENT ASSETS:
Cash or cash equivalents	37,000	-
TOTAL CURRENT ASSETS	37,000	-

TOTAL ASSETS	37,000	-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	16,000	-
TOTAL CURRENT LIABILITIES	16,000	-

TOTAL LIABILITIES	16,000	-

STOCKHOLDERS' EQUITY:
Capital stock (Note 3), authorized 75,000,000, $0.001 par value
74,022,790, and 22,790 shares issued and outstanding, as of
July 31, 2014 and January 31, 2014, respectively	74,023	23
Discount on Common Stock	(37,000)	-
Additional paid-in capital	77,661	77,661
Accumulated deficit	(93,684)	(77,684)
TOTAL STOCKHOLDERS' EQUITY	21,000	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	37,000	-

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2014 AND 2013 (UNAUDITED)

	Three months ended July 31, 2014 (Unaudited)	Three months ended July 31, 2013 (Unaudited)	Six months ended July 31, 2014 (Unaudited)	Six months ended July 31, 2013 (Unaudited)

Total Revenues	-	-	-	-

Operating expenses:
Bank Service Charges	-	180	-	1,095
Financial Printing	-	1,551	-	1,673
Consulting Services	-	-	-	-
Transfer Agent	1,000	261	1,000	1,312
Accounting/Auditing	5,000	4,869	5,000	6,043
Legal	10 ,000	-	10,000	-
Total operating expenses	16,000	6,681	16,000	10,123

Loss from operations	(16,000)	(6,681)	(16,000)	(10,123)

Net loss applicable to common shareholders	(16,000)	(6,681)	(16,000)	(10,123)

Net loss per share - basic and diluted	(0.00)	(0.30)	(0.01)	(0.00)

Weighted number of shares outstanding -
Basic and diluted	19,539,274	22,790	9,889,457	2,891,326

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 31, 2013 THROUGH JULY 31, 2014 (UNAUDITED)

	Common		Paid-In	Discount on	Accumulated	Stockholders'
	Shares	Par Value	Capital	Common Stock	Deficit	Equity

Balance, January 31, 2013	10,000,000	$10,000	-	-	$(55,637)	$(45,637)

Common shares issued	20,534	$21	$10,246	-	-	$10,267

Founder shares cancelled for cash	(9,997,744)	$(9,998)	$9,988	-	-	$(10)

Forgiveness of debt from shareholder	-	-	$39,427	-	-	$39,427

Payables assumed by selling shareholder	-	-	$18,000	-	-	$18,000

Net loss for period	-	-	-	-	$(22,047)	$(22,047)

Balance January 31, 2014	22,790	$23	$77,661	-	$(77,684)	$(0)

Issuance of common stock	74,000,000	$74,000	-	$(37,000)	-	$37,000
Net loss for period					$(16,000)	$(16,000)

Balance July 31, 2014	74,022,790	$74,023	$77,661	$(37,000)	$(93,684)	$21,000

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2014 AND 2013 (UNAUDITED)

	Six Months ended July 31, 2014 (Unaudited)	Six Months ended July 31, 2013 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,000)	$(10,123)
Adjustments to reconcile net loss to cash used in operating activities:

Change in operating assets and liabilities:
Increase (Decrease) in Accounts Payable and Accrued Expenses	16,000	(1,122)
Net cash provided by (used in) operating activities	0	(11,245)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	37,000	10,267
Redemption of common stock	-	(10)
Proceeds from related parties	-	10
Net cash provided by financing activities	37,000	10,267

NET INCREASE (DECREASE) IN CASH	37,000	(978)

CASH AND CASH EQUIVALENTS at beginning of period	-	985
CASH AND CASH EQUIVALENTS at end of period	37,000	7

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

Supplemental schedule of non-cash investing and financing activities
Sale of stock at a discount	$37,000	-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31. The Company was organized to enter into the home equity lease/rent to own business. On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 which represented a 69% interest in the Company (the “Transaction”). Along with the Transaction, the sole director and officer resigned and a new officer director was named. On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million common shares. The Company is currently looking into potential business plan opportunities but has not yet decided on a plan.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $93,684. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The financial statements present the condensed balance sheet, the condensed statements of operations, the condensed statement of stockholders’ equity and the condensed statement of cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended July 31, 2014 or Jul 31, 2013.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2014, the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $93,684 from inception through July 31, 2014 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Results of Operations

For the unaudited three-month period ending July 31, 2014 and 2013
For the three months ended July 31, 2014 and 2013, we had $0 revenues. Our total expenses for the three months ended July 31, 2014 were $16,000 as compared to operating expenses of $6,681 for the three months ended July 31, 2013, representing an increase of $9,319. The increase in total expenses was due to increased professional fees related to the Company’s efforts to update its financial records. For the three months ended July 31, 2014, we incurred a net loss of $16,000 as compared to a net loss of $6,681 for the three months ended July 31, 2013.

For the unaudited six-month period ending July 31, 2014 and 2013
For the six months ended July 31, 2014 and 2013, we had $0 revenues. Our total expenses for the six months ended July 31, 2014 were $16,000 as compared to operating expenses of $10,123 for the six months ended July 31, 2013, representing an increase of $5,877. The increase in total expenses was due to increased professional fees related to the Company’s efforts to update its financial records. For the six months ended July 31, 2014, we incurred a net loss of $16,000 as compared to a net loss of $10,123 for the six months ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, we had cash and cash equivalents of $37,000 and total assets of $37,000. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Recent Sale of Unregistered Securities

During October 2014, the Company issued 20,534 shares for $2,053 to 30 new shareholders.

Item 6. Exhibits

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