Form 10-Q
period 2014-10-31
HOMEOWNUSA
filed 2016-12-13
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014 or

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

PART I. Interim Financial Information

Item 1. Interim Financial Statements.

HOMEOWNUSA
CONDENSED BALANCE SHEETS
AS OF OCTOBER 31, 2014 (UNAUDITED) AND JANUARY 31, 2014

	October 31, 2014 (Unaudited)	January 31, 2014
CURRENT ASSETS:
Cash or cash equivalents	$6,418	$-
TOTAL CURRENT ASSETS	6,418	-

TOTAL ASSETS	$6,418	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$13,000	$-
TOTAL CURRENT LIABILITIES	13,000	-

TOTAL LIABILITIES	13,000	-

STOCKHOLDERS' DEFICIT:
Capital stock (Note 3), authorized 75,000,000, $0.001 par value
74,043,324, and 22,790 shares issued and outstanding, as of
October 31, 2014 and January 31, 2014, respectively	74,043	23
Discount on Common Stock	(37,000)	-
Additional paid-in capital	79,695	77,661
Accumulated deficit	(123,320)	(77,684)
TOTAL STOCKHOLDERS' DEFICIT	(6,582)	-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,418	$-

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)
	Three months ended October 31, 2014 (Unaudited)	Three months ended October 31, 2013 (Unaudited)	Nine months ended October 31, 2014 (Unaudited)	Nine months ended October 31, 2013 (Unaudited)

Total Revenues	-	-	-	-

Operating expenses:
Bank Service Charges	136	170	136	1,265
Financial Printing	-	799	-	2,472
Consulting Services	25,000	5,000	25,000	5,000
Transfer Agent	-	-	1,000	1,312
Accounting/Auditing	4,500	2,000	9,500	8,111
Legal	-	-	10,000	-
Total operating expenses	29,636	8,037	45,636	18,160

Loss from operations	(29,636)	(8,037)	(45,636)	(18,160)

Net loss applicable to common shareholders	(29,636)	(8,037)	(45,636)	(18,160)

Net loss per share - basic and diluted	$(0.00)	$(0.35)	$(0.00)	$(0.01)

Weighted number of shares outstanding -
Basic and diluted	74,043,324	22,790	31,582,425	1,924,640

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 31, 2013 THROUGH OCTOBER 31, 2014 (UNAUDITED)

	Common		Paid-In	Discount on	Accumulated	Stockholders'
	Shares	Par Value	Capital	Common Stock	Deficit	Deficit

Balance, January 31, 2013	10,000,000	$10,000	-	-	$(55,637)	$(45,637)

Common shares issued	20,534	$21	$10,246	-	-	$10,267

Founder shares cancelled for cash	(9,997,744)	$(9,998)	$9,988	-	-	$(10)

Forgiveness of debt from shareholder	-	-	$39,427	-	-	$39,427

Payables assumed by selling shareholder	-	-	$18,000	-	-	$18,000

Net loss for period	-	-	-	-	$(22,047)	$(22,047)

Balance January 31, 2014	22,790	$23	$77,661	-	$(77,684)	$(0)

Issuance of common stock	74,020,534	$74,021	$2,034	$(37,000)	-	$39,055
Net loss for period					$(45,636)	$(45,636)

Balance October 31, 2014	74,043,324	$74,043	$79,695	$(37,000)	$(123,320)	$(6,582)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 2014 AND 2013 (UNAUDITED)

	Nine Months ended October 31, 2014 (Unaudited)	Nine Months ended October 31, 2013 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,636)	$(18,160)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-

Change in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	13,000	(1,122)
Net cash provided by (used in) operating activities	$(32,636)	$(19,282)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	39,055	10,267
Redemption of common stock	0	(10)
Proceeds from related parties	0	14,310
Net cash provided by financing activities	$39,055	$24,567

NET INCREASE IN CASH	6,418	5,285

CASH AND CASH EQUIVALENTS at beginning of period	-	985
CASH AND CASH EQUIVALENTS at end of period	$6,418	$6,270

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Sale of stock at a discount	$37,000	$-

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $123,320. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended October 31, 2014 or October 31, 2013.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of October 31, 2014 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $123,320 from inception though October 31, 2014 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of October 31, 2014, we had an accumulated deficit totaling $123,320. This raises substantial doubts about our ability to continue as a going concern.

Results of Operations
For the unaudited three-month period ending October 31, 2014 and 2013
For the three months ended October 31, 2014 and 2013, we had $0 revenues. Our total expenses for the three months ended October 31, 2014 were $29,636 as compared to operating expenses of $8,037 for the three months ended October 31, 2013, representing an increase of $21,599. The increase in total expenses was due to increased professional fees related to the Company’s efforts to update its financial records. For the three months ended October 31, 2014, we incurred a net loss of $29,636 as compared to a net loss of $8,037 for the three months ended October 31, 2013.

For the unaudited nine-month period ending October 31, 2014 and 2013
For the nine months ended October 31, 2014 and 2013, we had $0 revenues. Our total expenses for the nine months ended October 31, 2014 were $45,636 as compared to operating expenses of $18,160 for the nine months ended October 31, 2013, representing an increase of $27,476. The increase in total expenses was due to increased professional fees related to the Company’s efforts to update its financial records. For the nine months ended October 31, 2014, we incurred a net loss of $45,636 as compared to a net loss of $18,160 for the nine months ended October 31, 2013.

Liquidity and Capital Resources

As of October 31, 2014, we had cash and cash equivalents of $6,418, total assets of $6,418. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Security Act 0f 1934 and are not required to provide the information required under this item.

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