Form 10-K
period 2015-01-31
HOMEOWNUSA
filed 2016-12-13
CIK 1503658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2015

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 333-170035

HOMEOWNUSA
(Exact name of Registrant as specified in its charter)

Nevada	27-1467606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1601 Blake Street, Suite 310
Denver, CO, 80202	303-953-4245
(Address of Principal Executive Offices)	(Company's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting registrant.
(Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell registrant (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s only class of common stock, as of December 13, 2016 was 74,043,324 shares of its $0.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to implement our business plan and generate revenues, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Homeownusa
Form 10-K
For the Fiscal Year Ended January 31, 2015

PART I

Item 1. Business.

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31. The Company was organized to enter into the home equity lease/rent to own business. On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 which represented a 69% interest in the Company (the “Transaction”). Along with the Transaction, the sole director and officer resigned and a new officer director was named Conn Flanigan. On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million shares. In October 2014, the Company issued 20,534 shares to 30 new investors for total proceeds of $2,053. The Company is currently looking into potential business plan opportunities but has not yet decided on a plan.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

    Item 5(a)

a) Market Information. There is presently no established public trading market for our shares of common stock. The Company had obtained a symbol back in October 2013, however, because of our failure to keep our public reporting current, the symbol is no longer active. We do plan to reapply for quoting of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares of common stock will be quoted on the Bulletin Board or, if traded, that a public market will materialize.

b) Holders. At December ____, 2016, there were approximately 23 shareholders of the Company.

c) Dividends. Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

d) Securities authorized for issuance under equity compensation plans. None

e) Performance graph. Not applicable.

f) Sale of unregistered securities. Not applicable

    Item 5(b) Use of Proceeds. Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

For the year ended January 31, 2015, we did not repurchase any shares of our common stock.

Common Stock Offering

During October 2014, we completed an offering of securities to 30 new investors for gross proceeds of $2,053 and issued 20,534 shares at $0.10 per share.

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

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

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

Results of Operations

For the years ended January 31, 2015 and 2014, we did not receive any revenues. Our operating expenses for the year ended January 31, 2015 are $50,004 as compared to operating expenses of $22,047 for the year ended January 31, 2014, representing an increase of $27,957, or 126.8%. The increase in operating expenses was mainly due to an increase in consulting fees and legal fees. During the year ended January 31, 2015, we incurred consulting expenses of $27,000, transfer agent expenses of $3,285, accounting and auditing expenses of $9,500, and legal expenses of $10,000. Comparatively, for the year ended January 31, 2014, we incurred consulting expenses of $5,000, financial printing of $3,149, transfer agent expenses of $1,312, accounting and auditing expenses of $10,861, and legal expenses of $300. As a result, for the year ended January 31, 2015, we incurred a net loss of $50,004 as compared to a net loss of $22,047 for the year ended January 31, 2014.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $127,688 from inception through the year ended January 31, 2015 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of January 31, 2015, we had cash of $6,388 as compared to cash of $0 for the year ended January 31, 2014. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next twelve months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

For the year ended January 31, 2015, we recorded a net loss of $50,004. We had positive cash flow of $17,339 from an increase accounts payable and accrued expenses, resulting in net cash used in operating activities of $32,665 for the period.

For the year ended January 31, 2014, we recorded a net loss of $22,047. We had negative cash flow of $1,122 from a decrease in accounts payable and accrued expenses, resulting in net cash used in operating activities of $23,169 for the period.

For the year ended January 31, 2015 and 2014, we did not pursue any investing activities.

For the year ended January 31, 2015, we received $39,053 in proceeds from the issuance of common stock, resulting in net cash provided by financing activities of $39,053 for the period.

For the year ended January 31, 2014, we received proceeds of $10,267 from the issuance of common stock, a redemption of common stock of $10 and received proceeds from related parties of $11,927.

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
January 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Homeownusa

We have audited the accompanying condensed balance sheets of Homeownusa as of January 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended January 31, 2016 and 2015. Homeownusa’s management is responsible for these condensed financial statements. Our responsibility is to express an opinion on these condensed financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the condensed financial statements referred to above present fairly, in all material respects, the financial position of Homeownusa. as of January 31, 2016 and 2015, and the condensed results of its operations and its cash flows for each of the years ended January 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed financial statements, the Company has incurred losses for the years ended January 31, 2016 and 2015 and has a working capital deficit as of January 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Somerset, New Jersey
December 5, 2016

HOMEOWNUSA
BALANCE SHEETS
AS OF JANUARY 31, 2015 AND 2014

	January 31, 2015	January 31, 2014
CURRENT ASSETS:
Cash or cash equivalents	$6,388	$-
TOTAL CURRENT ASSETS	6,388	-

TOTAL ASSETS	$6,388	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,339	$-
TOTAL CURRENT LIABILITIES	17,339	-

TOTAL LIABILITIES	$17,339	$-

STOCKHOLDERS' EQUITY (DEFICIT):
Capital stock (note 3), authorized 75,000,000, $0.001 par value
74,043,324 and 22,790 shares issued and outstanding,
as of January 31, 2015, and 2014, respectively	74,043	23
Discount on Common Stock	(37,000)	-
Additional paid-in capital	79,694	77,661
Accumulated deficit	(127,688)	(77,684)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10,951)	0
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,388	$-

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2015 AND 2014

	Year Ended January 31, 2015	Year Ended January 31, 2014

Total Revenues	$-	$-

Operating expenses:
Bank Service Charges	219	1,425
Financial Printing	-	3,149
Consulting Services	27,000	5,000
Transfer Agent	3,285	1,312
Accounting/Auditing	9,500	10,861
Legal	10,000	300
Total operating expenses	50,004	22,047

Loss from operations	(50,004)	(22,047)

Loss before taxes	(50,004)	(22,047)
Income tax provision	-	-

Net loss applicable to common shareholders	$(50,004)	$(22,047)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted number of shares outstanding - Basic and diluted	42,199,516	1,581,964

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JANUARY 31, 2015 AND 2014

	Common		Paid-In	Discount on	Accumulated	Stockholders'
	Shares	Par Value	Capital	Common Stock	Deficit	Deficit

Balance January 31, 2013	10,000,000	10,000	-	-	(55,637)	(45,637)
Issuance of common stock	20,534	21	10,246	-	-	10,267
Retirement of common stock	(9,997,744)	(9,998)	9,988	-	-	(10)
Forgiveness of debt from shareholder	-	-	39,427	-	-	39,427
Payables assumed by selling shareholder	-	-	18,000	-	-	18,000
Net loss for the period	-	-	-	-	(22,047)	(22,047)
Balance January 31, 2014	22,790	$23	$77,661	$-	$(77,684)	$(0)

Issuance of common stock	74,020,534	74,020	2,033	(37,000)	-	39,053
Net loss for period					(50,004)	(50,004)

Balance January 31, 2015	74,043,324	$74,043	$79,694	$(37,000)	$(127,688)	$(10,951)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF CASH FLOW FOR THE YEARS ENDED
JANUARY 31, 2015 AND 2014

	Year ended January 31, 2015	Year ended January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(50,004)	$(22,047)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Change in operating assets and liabilities:
Accounts payable and accrued expenses	17,339	(1,122)
Net cash used in operating activities	$(32,665)	$(23,169)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	39,053	10,267
Redemption of common stock	-	(10)
Proceeds from related parties	-	11,927
Net cash provided by financing activities	$39,053	$22,184

NET INCREASE (DECREASE) IN CASH	6,388	(985)

CASH AND CASH EQUIVALENTS at beginning of period	-	985
CASH AND CASH EQUIVALENTS at end of period	$6,388	$0

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Assumption of payables by selling shareholder	$-	$18,000
Forgiveness of shareholder debt	$-	$39,427
Sale of stock at a discount	$37,000	$-

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31. The Company was organized to enter into the home equity lease/rent to own business. On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 that represented a 69% interest in the Company (the “Transaction”). Along with the Transaction, the sole director and officer resigned and a new officer director was named. On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million shares. In October 2014, the Company issued 20,534 shares to 30 new investors for total proceeds of $2,053. The Company is currently looking into potential business plan opportunities but has not yet decided on a plan.

Going concern

To date the Company has not generated any revenues from its business operations and has incurred operating losses since inception of $127,688. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As of January 31, 2015, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

On March 24, 2013, the sole director and President of the Company retired 9,997,744 shares of common stock for payment of $9,778

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

During October 2014, the Company issued 20,534 common shares to 30 individual investors for total proceeds of $2,053.

NOTE 4 – INCOME TAXES

Deferred Tax Assets

At January 31, 2015, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $128,000 that may be used to offset future taxable income through the fiscal year ending January 31, 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $32,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $32,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased by approximately $13,000 and increased by approximately $5,000 for the year ended January 31, 2015 and 2014, respectively.

Components of deferred tax assets are as follows:

	January 31, 2015	January 31, 2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$32,000	$19,000
Less valuation allowance	(32,000)	(19,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended January 31, 2015	For the Year Ended January 31, 2014

Federal statutory income tax rate	25%	25%
Change in valuation allowance on net operating loss carry-forwards	(25%)	(25%)

Effective income tax rate	0.0%	0.0%

NOTE 5 – SUBSEQUENT EVENTS

In February of 2016, he Company received an additional $18,000 from Cloudbiz International Pte. Ltd., its majority shareholder, to assist the company in paying for operating expenses. In October of 2016, The Company received an additional $40,000 from Cloudbiz International Pte. Ltd., its majority shareholder, to assist the company in paying for operating expenses.

On November 4, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment Ltd.

The Company has evaluated subsequent events through the date of this filing.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of January 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of January 31, 2015 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at January 31, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of January 31, 2105. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of January 31, 2015, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

On December 31, 2013, Pieter du Plooy resigned as an officer and director of the Company. There were no disagreements with Mr. du Plooy. Immediately prior to Mr. du Plooy’s resignation the Company’s board of directors appointed Conn Flanigan as a director until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. In addition, the Board of Directors then appointed Conn Flanigan as Chief Executive Officer and Chief Financial Officer. Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our sole officer and director.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)

Conn Flanigan	47	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

The Company appointed Mr. Flanigan in recognition of the importance of his abilities to assist the Company in expanding its business and the contributions he can make to its strategic direction.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, other than Lindsey Perry, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended January 31, 2015.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons has been involved in any of the following events during the past ten years:

●
Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

●
Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);

●
Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Conflicts of Interest

Except as provided for in Article XI of the Company By-laws, no officer, director or security holder of the company may be involved in pecuniary interest in any investment acquired or disposed of by the registrant or in any transaction to which the registrant or any of its subsidiaries is party or has an interest.

None of the directors, officers, security holders or affiliates of the registrant may engage, for their own account, business activities of the types conducted by the registrant and its subsidiaries.

At the present time, the company does not foresee any direct conflict between Mr. Flanigan’s other business interests and his involvement in the Company.

Item 11. Executive Compensation.

The Company has not made any provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through January 31, 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp	Total
Conn Flanigan	2015	-	-	-	-	-	-	-	-
President	2014	-	-	-	-	-	-	-	-

We did not pay any salaries in, 2014 or 2015. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

There were no grants of stock options through the date of this report.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

At this time, the Company has not entered into any employment agreements with its sole officer and director. If there is sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or future key staff members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December ____, 2016, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address	Number & Class of Shares	Percentage of Outstanding Common Shares
Conn Flanigan	0 Common	0.00%

Directors/ Officers	0 Common	0.00%
As a group one (1) person

Singapore eDevelopment, Ltd.	74,015,730 Common	99.96%

Based upon 74,043,324 outstanding common shares as of December ____, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 7, 2014 we received an investment of $37,000 from our CloudBiz, our majority investor.
On November 4, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore e Development Ltd.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the years ended January 31, 2015 and 2014:
	Year Ended January 31, 2015	Year Ended January 31, 2014

Audit Fees	$5,000	$3,000
Tax Fees	0	0
All Other Fees	4,500	1,500

Total	$9,500	$4,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the year ended January 31, 2015 and 2014 for the audit of our financial statements.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended January 31, 2015 and 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, January 31, 2015 and 2014
Statements of Operations for the years ended January 31, 2015 and 2014
Statements of Stockholders' Equity (Deficit) for the years ended January 31, 2015 and 2014
Statements of Cash Flows for the years ended January 31, 2015 and 2014
Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.
(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

No.	Description	Filed With	Date Filed
3.1	Articles of Incorporation	Form S-11	October 20, 2010
3.2	Bylaws	Form S-11	October 20, 2010

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEOWNUSA

Dated: December 13, 2016	By:	/s/CONN FLANIGAN
Conn Flanigan
Chief Executive and Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Conn Flanigan Conn Flanigan	Chief Executive Officer and Financial Officer, Director	December 13, 2016