Form 10-Q
period 2015-04-30
HOMEOWNUSA
filed 2016-12-13
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015 or

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

PART I. Interim Financial Information

HOMEOWNUSA
CONDENSED BALANCE SHEETS
AS OF APRIL 30, 2015 (UNAUDITED) AND JANUARY 31, 2015

	April 30, 2015 (Unaudited)	January 31, 2015
CURRENT ASSETS:
Cash or cash equivalents	$1,328	$6,388
TOTAL CURRENT ASSETS	$1,328	$6,388

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,339	$17,339
TOTAL CURRENT LIABILITIES	$12,339	$17,339

STOCKHOLDERS' DEFICIT:
Capital stock (Note 3), authorized 75,000,000, $0.001 par value
74,043,324 shares issued and outstanding, as of
April 30, 2015 & January 31, 2015, respectively	74,043	74,043
Discount on Common Stock	(37,000)	(37,000)
Additional paid-in capital	79,694	79,694
Accumulated deficit	(127,748)	(127,688)
TOTAL STOCKHOLDERS' DEFICIT	(11,011)	(10,951)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,328	$6,388

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2015 AND 2014 (UNAUDITED)

	Three months ended April 30, 2015 (Unaudited)	Three months ended April 30, 2014 (Unaudited)

Total Revenues	$-	$-

Operating expenses:
Bank Service Charges	60	-
Total operating expenses	60	-

Income (Loss) from operations	(60)	-

Income (Loss) before taxes	-	-

Net income (loss) applicable to common shareholders	$(60)	$-

Net income (loss) per share - basic and diluted	$0.00	$0.00

Weighted number of shares outstanding -
Basic and diluted	74,043,324	22,790

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 31, 2014 THROUGH APRIL 30, 2015 (UNAUDITED)

	Common		Paid-In	Discount on	Accumulated	Stockholders'
	Shares	Par Value	Capital	Common Stock	Deficit	Equity

Balance January 31, 2014	22,790	$23	$77,661	-	$(77,684)	$(0)

Issuance of common stock	74,020,534	$74,021	$2,033	$(37,000)	-	$39,055

Net loss for period	-	-	-	-	$(50,004)	$(50,003)

Balance January 31, 2015	74,043,324	$74,043	$79,694	$(37,000)	$(127,688)	$(10,950)

Net loss for period	-	-	-	-	$(60)	$(60)

Balance April 30, 2015	74,043,324	$74,043	$79,694	$(37,000)	$(127,748)	$(11,010)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 2015 AND 2014 (UNAUDITED)

	Three Months ended April 30, 2015 (Unaudited)	Three Months ended April 30, 2014 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(60)	$-
Adjustments to reconcile net income (loss) to cash used in operating activities:

Change in operating assets and liabilities:
Increase (Decrease) in Accounts Payable and Accrued Expenses	(5,000)	-
Net cash used in operating activities	$(5,060)	$-

NET DECREASE IN CASH	(5,060)	-

CASH AND CASH EQUIVALENTS at beginning of period	6,388	-
CASH AND CASH EQUIVALENTS at end of period	$1,328	$-
		$-
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HOMEOWNUSA (the “Company”) was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31. The Company was organized to enter into the home equity lease/rent to own business. On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 which represented a 69% interest in the Company (the “Transaction”). Along with the Transaction, the sole director and officer resigned and a new officer director was named. On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million common shares. In October 2014, the Company issued 20,534 shares to 30 new investors for total proceeds of $2,053. The Company is currently looking into potential business plan opportunities but has not yet decided on a plan.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $127,748. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Basis of Presentation

The financial statements present the condensed balance sheet, the condensed statements of operations, the condensed statement of stockholders’ deficit and the condensed statement of cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended April 30, 2015 or April 30, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of April 30, 2014 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz will be issued an additional 74 million common shares. The 74 million common shares were issued below par at a discount. The discount of $37,000 was recorded as “discount on common stock” in equity.

During October 2014, the Company issued 20,534 common shares at $0.10 per share to 30 new shareholders for total proceeds of $2,053.

NOTE 4 – SUBSEQUENT EVENTS

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

Results of Operations

For the three months ended April 30, 2015 and 2014, we had $0 revenues. Our total expenses for the three months ended April 30, 2015 were $60 as compared to operating expenses of $0 for the three months ended April 30, 2014, representing an increase of $60. The increase in total expenses was due to minimal operations conducted during the period. For the three months ended April 30, 2015, we incurred a net loss of $60 as compared to a net loss of $0 for the three months ended April 30, 2014.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $127,748 from inception through April 30, 2015 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of April 30, 2015, we had cash and cash equivalents of $1,328. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

For the three months ended April 30, 2015, we incurred a net loss of $60. We had a change in accounts payable and accrued expenses of $5,000. As a result, we had net cash used in operating activities of $5,060 for the period. For the three months ended April 30, 2015, we did not pursue any operating activities.

For the three months ended April 30, 2015 and 2014, we did not pursue any investing or financing activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Security Act of 1934 and are not required to provide the information required under this item.

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

Part II.  Other Information

Item 1. Legal Proceeding
The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors
Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
None

Item 6. Exhibits
The following documents are filed as a part of this report:

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**   XBRL Instance Document
101.SCH**   XBRL Taxonomy Extension Schema Document
101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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