Form 10-Q
period 2015-07-31
HOMEOWNUSA
filed 2016-12-13
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 13, 2016
Common Stock, $0.001 par value per share	74,043,324 shares

PART I. Interim Financial Information

HOMEOWNUSA
CONDENSED BALANCE SHEETS
AS OF JULY 31, 2015 (UNAUDITED) AND JANUARY 31, 2015

	July 31, 2015 (Unaudited)	January 31, 2015
CURRENT ASSETS:
Cash or cash equivalents	1,298	6,388
TOTAL CURRENT ASSETS	1,298	6,388

TOTAL ASSETS	1,298	6,388

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	12,339	17,339
TOTAL CURRENT LIABILITIES	12,339	17,339

TOTAL LIABILITIES	12,339	17,339

STOCKHOLDERS' DEFICIT:
Capital stock (Note 3), authorized 75,000,000, $0.001 par value
74,043,324 shares issued and outstanding, as of
July 31, 2015 and January 31, 2015, respectively	74,043	74,043
Discount on Common Stock	(37,000)	(37,000)
Additional paid-in capital	79,694	79,694
Accumulated deficit	(127,778)	(127,688)
TOTAL STOCKHOLDERS' DEFICIT	(11,041)	(10,951)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,298	6,388

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2015 AND 2014 (UNAUDITED)

	Three months ended July 31, 2015 (Unaudited)	Three months ended July 31, 2014 (Unaudited)	Six months ended July 31, 2015 (Unaudited)	Six months ended July 31, 2014 (Unaudited)

Total Revenues	-	-	-	-

Operating expenses:
Bank Service Charges	30	-	90	-
Transfer Agent	-	1,000	-	1,000
Accounting/Auditing	-	5,000	-	5,000
Legal	-	10,000	-	10,000
Total operating expenses	30	16,000	90	16,000

Loss from operations	(30)	(16,000)	(90)	(16,000)

Net loss applicable to common shareholders	(30)	(16,000)	(90)	(16,000)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted number of shares outstanding -
Basic and diluted	74,043,324	19,539,274	74,043,324	9,889,457

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 31, 2014 THROUGH JULY 31, 2015 (UNAUDITED)

	Common		Paid-In	Discount on	Accumulated	Stockholders'
	Shares	Par Value	Capital	Common Stocks	Deficit	Equity

Balance January 31, 2014	22,790	$23	$77,661	-	$(77,684)	$(0)

Issuance of common stock	74,020,534	$74,021	$2,033	$(37,000)	-	$39,055

Net loss for period	-	-	-	-	$(50,004)	$(50,004)

Balance January 31, 2015	74,043,324	$74,043	$79,694	$(37,000)	(127,688)	$(10,950)

Net loss for period	-	-	-	-	$(90)	$(90)

Balance July 31, 2015	74,043,324	$74,043	$79,694	$(37,000)	$(127,778)	$(11,040)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2015 AND 2014 (UNAUDITED)

	Six Months ended July 31, 2015 (Unaudited)	Six Months ended July 31, 2014 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90)	$(16,000)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Change in operating assets and liabilities:
Increase (Decrease) in Accounts Payable and Accrued Expenses	(5,000)	16,000
Net cash provided by (used in) operating activities	(5,090)	0

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	37,000
Net cash provided by financing activities	-	37,000

NET INCREASE (DECREASE) IN CASH	(5,090)	37,000

CASH AND CASH EQUIVALENTS at beginning of period	6,388	-
CASH AND CASH EQUIVALENTS at end of period	1,298	37,000

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

Supplemental schedule of non-cash investing and financing activities
Sale of stock at a discount	$-	$37,000

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $127,778. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended July 31, 2015 or July 31, 2014.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2015 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

NOTE 4 – SUBSEQUENT EVENTS

In February and October of 2016, Cloudbiz International Pte. Ltd, the majority owner, injected cash of $18,000 and $40,000 in order to pay operating expenses.

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

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $127,778 from inception through July 31, 2015 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Results of Operations

For the unaudited three-month period ending July 31, 2015 and 2014

For the three months ended July 31, 2015 and 2014, we had $0 revenues. Our total expenses for the three months ended July 31, 2015 were $30 as compared to operating expenses of $16,000 for the three months ended July 31, 2014, representing a decrease of $15,970. The decrease in total expenses was due to decreased operations during the three months ended July 31, 2015. For the three months ended July 31, 2015, we incurred a net loss of $30 as compared to a net loss of $16,000 for the three months ended July 31, 2014.

For the unaudited six-month period ending July 31, 2015 and 2014

For the six months ended July 31, 2015 and 2014, we had $0 revenues. Our total expenses for the six months ended July 31, 2015 were $90 as compared to operating expenses of $16,000 for the six months ended July 31, 2014, representing a decrease of $15,910. The decrease in total expenses was due to decreased operations during the six months ended July 31, 2015. For the six months ended July 31, 2015, we incurred a net loss of $90 as compared to a net loss of $16,000 for the six months ended July 31, 2014.

Liquidity and Capital Resources

As of July 31, 2015, we had cash of $1,298. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

For the six months ended July 31, 2015, we had net loss of $90. We had a change in accounts payable and accrued expenses of $5,000, resulting in net cash used in operating activities of $5,090 for the period.

For the six months ended July 31, 2014, we had a net loss of $16,000. We had a change in accounts payable and accrued expenses of $16,000, resulting in net cash provided by operating activities of $0 for the period.

For the six months ended July 31, 2015 and 2014, we did not pursue any investing activities.

For the six months ended July 31, 2015, we did not pursue any financing activities.

For the six months ended July 31, 2014, we received $37,000 as proceeds from issuance of common stock, resulting in net cash provided by financing activities of $37,000 for the period.

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

HOMEOWNUSA

Dated: December 13, 2016	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer, Chief Financial Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

//Conn Flanigan	Chief Executive Officer, Chief Financial Officer & Chairman	December 13, 2016
Conn Flanigan