Form 10-K
period 2016-01-31
HOMEOWNUSA
filed 2016-12-13
CIK 1503658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2016

or

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

Homeownusa
Form 10-K
For the Fiscal Year Ended January 31, 2016

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

b) Holders. At December ___, 2016, there were approximately 23 shareholders of the Company.

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

During 2015 and 2014 we did not repurchase any shares of our common stock.

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

Results of Operations

For the year ended January 31, 2016 and 2015, we had $0 revenues. Our total expenses for the year ended January 31, 2016 are $204 as compared to operating expenses of $50,004 for the year ended January 31, 2015, representing a decrease of $49,800, or 99.6%. The decrease in total expenses for the year ended January 31, 2016 was due to greatly reduced professional service activities. During the year ended January 31, 2015, we incurred consulting expenses of $27,000, transfer agent expenses of $3,285, accounting and auditing expenses of $9,500, and legal expenses of $10,000. For the year ended January 31, 2016, we incurred a net loss of $204 as compared to a net loss of $50,004 for the year ended January 31, 2015.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $127,892 from inception though the year ended January 31, 2016 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of January 31, 2016, we had cash of $1,238 as compared to cash of $6,388 for the year ended January 31, 2015. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

For the year ended January 31, 2016, we recorded a net loss of $204. We had negative cash flow of $4,946 from a decrease of accounts payable and accrued expenses, resulting in net cash used in operating activities of $5,150 for the period.

For the year ended January 31, 2015, we recorded a net loss of $50,004. We had positive cash flow of $17,339 from an increase of accounts payable and accrued expenses, resulting in net cash used in operating activities of $32,665 for the period.

For the year ended January 31, 2016 and 2015, we did not pursue any investing activities.

For the year ended January 31, 2016, we did not pursue any financing activities.

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
January 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Homeownusa

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

Somerset, New Jersey
December 5, 2016

HOMEOWNUSA
BALANCE SHEETS
AS OF JANUARY 31, 2016 AND 2015

	January 31, 2016	January 31, 2015
CURRENT ASSETS:
Cash or cash equivalents	$1,238	$6,388
TOTAL CURRENT ASSETS	1,238	6,388

TOTAL ASSETS	$1,238	$6,388

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$12,393	$17,339
TOTAL CURRENT LIABILITIES	12,393	17,339

TOTAL LIABILITIES	$12,393	$17,339

STOCKHOLDERS' DEFICIT:
Capital stock (note 3), authorized 75,000,000, $0.001 par value
74,043,324 shares issued and outstanding,
as of January 31, 2016, and 2015, respectively	74,043	74,043
Discount on Common Stock	(37,000)	(37,000)
Additional paid-in capital	79,694	79,694
Accumulated deficit	(127,892)	(127,688)
TOTAL STOCKHOLDERS' DEFICIT	(11,155)	(10,951)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,238	$6,388

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2016 AND 2015

	Year Ended January 31, 2016	Year Ended January 31, 2015

Total Revenues	$-	$-

Operating expenses:
Bank Service Charges	150	219
Consulting Services	-	27,000
Transfer Agent	54	3,285
Accounting/Auditing	-	9,500
Legal	-	10,000
Total operating expenses	204	50,004

Loss from operations	(204)	(50,004)

Loss before taxes	(204)	(50,004)
Income tax provision	-	-

Net loss applicable to common shareholders	$(204)	$(50,004)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted number of shares outstanding - Basic and diluted	74,043,324	42,199,156

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JANUARY 31, 2016 AND 2015

	Common		Paid-In	Discount on Common	Accumulated	Stockholders'
	Shares	Par Value	Capital	Stock	Deficit	Deficit

Balance January 31, 2014	22,790	23	77,661	-	(77,684)	(0)

Issuance of common stock	74,020,534	74,020	2,033	(37,000)	-	39,053
Net loss for period					(50,004)	(50,004)

Balance January 31, 2015	74,043,324	$74,043	$79,694	$(37,000)	$(127,688)	$(10,951)

Net loss for period	-	-	-	-	(204)	(204)

Balance January 31, 2016	74,043,324	$74,043	$79,694	$(37,000)	$(127,892)	$(11,155)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF CASH FLOW FOR THE YEARS ENDED
JANUARY 31, 2016 AND 2015

	Year ended January 31, 2016	Year ended January 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204)	$(50,004)
Adjustments to reconcile net income (loss) to cash used in operating activities:

Change in operating assets and liabilities:
Accounts payable and accrued expenses	(4,946)	17,339
Net cash used in operating activities	$(5,150)	$(32,665)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	39,053
Net cash provided by financing activities	$-	$39,053

NET INCREASE (DECREASE) IN CASH	(5,150)	6,388

CASH AND CASH EQUIVALENTS at beginning of period	6,388	-
CASH AND CASH EQUIVALENTS at end of period	$1,238	$6,388

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental schedule of non-cash investing and financing activities
Sale of stock at a discount	$-	$37,000

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

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $127,892. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. As of January 31, 2016 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

On August 26, 2016, the FASB issued Accounting Standard Update 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This new standard applies to public entities for fiscal years beginning after December 15, 2017 and interim periods within that fiscal year. The Company does not expect the implementation of this Standard to have a material effect on the financial statements.

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

NOTE 4 – INCOME TAXES

Deferred Tax Assets

At January 31, 2016, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $128,000 that may be used to offset future taxable income through the fiscal year ending January 31, 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $32,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $32,000.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance remained the same and increased by approximately $13,000 for the year ended January 31, 2016 and 2015, respectively.

Components of deferred tax assets are as follows:

	January 31, 2016	January 31, 2015
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$32,000	$32,000
Less valuation allowance	(32,000)	(32,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended January 31, 2016	For the Year Ended January 31, 2015

Federal statutory income tax rate	25%	25%
Change in valuation allowance on net operating loss carry-forwards	(25%)	(25%)

Effective income tax rate	0.0%	0.0%

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of January 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of January 31, 2016 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at January 31, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of January 31, 2106. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of January 31, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, other than Lindsey Perry, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2015.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through January 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp	Total
Conn Flanigan	2016	-	-	-	-	-	-	-	-
President	2015	-	-	-	-	-	-	-	-

We did not pay any salaries in 2012, 2013, 2014, 2015 and 2016. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December ___, 2016, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address	Number & Class of Shares	Percentage of Outstanding Common Shares
Conn Flanigan	0 Common	0.00%

Directors/ Officers	0 Common	0.00%
As a group one (1) person

Singapore eDevelopment, Ltd	74,015,730 Common	99.96%

Based upon 74,043,324 outstanding common shares as of December ___, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 7, 2014 we received an investment of $37,000 from our CloudBiz, our majority investor.

On November 4, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment Ltd.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the years ended January 31, 2016 and 2015:
	Year Ended January 31, 2016	Year Ended January 31, 2015

Audit Fees	$0	$5,000
Tax Fees	0	0
All Other Fees	0	4,500

Total	$0	$9,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the year ended January 31, 2016 and 2015 for the audit of our financial statements.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended January 31, 2016 and 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, January 31, 2016 and 2015
Statements of Operations for the years ended January 31, 2016 and 2015
Statements of Stockholders' Equity (Deficit) for the years ended January 31, 2016 and 2015
Statements of Cash Flows for the years ended January 31, 2016 and 2015
Notes to the Financial Statements

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

Signature	Title	Date
/s/Conn Flanigan Conn Flanigan	Chief Executive Officer and Accounting Officer, Director	December 13, 2016