Form 10-Q
period 2016-07-31
HOMEOWNUSA
filed 2016-12-13
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016 or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
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

HOMEOWNUSA
FINANCIAL STATEMENTS
July 31, 2016

          HOMEOWNUSA
CONDENSED BALANCE SHEETS
AS OF JULY 31, 2016 (UNAUDITED) AND JANUARY 31, 2016

	July 31, 2016 (Unaudited)	January 31, 2016
CURRENT ASSETS:
Cash or cash equivalents	14,207	1,238
TOTAL CURRENT ASSETS	$14,207	$1,238

TOTAL ASSETS	$14,207	$1,238

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	36,143	12,393
TOTAL CURRENT LIABILITIES	$36,143	$12,393

TOTAL LIABILITIES	$36,143	$12,393

STOCKHOLDERS' DEFICIT:
Capital stock (Note 3), authorized 75,000,000, $0.001 par value
74,043,324 shares issued and outstanding, as of
July 31, 2016 and January 31, 2016, respectively	74,043	74,043
Discount on Common Stock	(19,000)	(37,000)
Additional paid-in capital	79,694	79,694
Accumulated deficit	(156,673)	(127,892)
TOTAL STOCKHOLDERS' DEFICIT	$(21,936)	$(11,155)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,207	$1,238

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2016 AND 2015 (UNAUDITED)

	Three months ended July 31, 2016 (Unaudited)	Three months ended July 31, 2015 (Unaudited)	Six months ended July 31, 2016 (Unaudited)	Six months ended July 31, 2015 (Unaudited)

Total Revenues	-	-	-	-

Operating expenses:
Bank Service Charges	36	30	75	90
Computer & Internet Expense	84		607
Transfer Agent	750	-	2,594	-
Accounting/Auditing	12,000	-	22,500	-
Legal	1,500	-	3,005	-
Total operating expenses	14,370	30	28,781	90

Loss from operations	(14,370)	(30)	(28,781)	(90)

Net loss applicable to common shareholders	(14,370)	(30)	(28,781)	(90)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of shares outstanding -
Basic and diluted	74,043,324	74,043,324	74,043,324	74,043,324

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 31, 2015 THROUGH JULY 31, 2016 (UNAUDITED)

	Common		Paid-In	Discount on	Accumulated	Stockholders'
	Shares	Par Value	Capital	Common Stock	Deficit	Deficit

Balance January 31, 2015	74,043,324	$74,043	$79,694	$(37,000)	$(127,688)	$(10,951)

Net loss for period	-	-	-	-	$(204)	$(204)

Balance January 31, 2016	74,043,324	$74,043	$79,694	$(37,000)	$(127,892)	$(11,155)

Proceeds from majority shareholder	-	-	-	$18,000	-	$18,000

Net loss for period	-	-	-	-	$(28,781)	$(28,781)

Balance July 31, 2016	74,043,324	$74,043	$79,694	$(19,000)	$(156,673)	$(21,936)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 2016 AND 2015 (UNAUDITED)

	Six Months ended July 31, 2016 (Unaudited)	Six Months ended July 31, 2015 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,781)	$(90)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:

Change in operating assets and liabilities:
Accounts payable and accrued expenses	23,750	(5,000)
Net cash provided by used in operating activities	$(5,031)	$(5,090)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from majority shareholder	18,000	-
Net cash provided by financing activities	18,000	-

NET INCREASE (DECREASE) IN CASH	12,969	(5,090)

CASH AND CASH EQUIVALENTS at beginning of period	1,238	6,388
CASH AND CASH EQUIVALENTS at end of period	14,207	1,298

Supplemental disclosure of cash flow information
Cash paid for:
Interest	-	-
Income Taxes	-	-

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended July 31, 2016 or July 31, 2015.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of July 31, 2014 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $156,673 from inception through July 31, 2016 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Results of Operations

For the unaudited three-month period ending July 31, 2016 and 2015

For the three months ended July 31, 2016 and 2015, we had $0 revenues. Our total expenses for the three months ended July 31, 2016 were $14,370 as compared to operating expenses of $30 for the three months ended July 31, 2015, representing an increase of $14,340. The increase in total expenses was primarily due to increased professional fees related to the Company’s efforts to update its financial records. For the three months ended July 31, 2016, we incurred a net loss of $14,340 as compared to a net loss of $30 for the three months ended July 31, 2015.

For the unaudited six-month period ending July 31, 2016 and 2015

For the six months ended July 31, 2016 and 2015, we had $0 revenues. Our total expenses for the six months ended July 31, 2016 were $28,781 as compared to operating expenses of $90 for the six months ended July 31, 2015, representing an increase of $28,691. The increase in total expenses was primarily due to increased professional fees related to the Company’s efforts to update its financial records during the six months ended July 31, 2016. For the six months ended July 31, 2016, we incurred a net loss of $28,781 as compared to a net loss of $90 for the six months ended July 31, 2015.

Liquidity and Capital Resources

As of July 31, 2016, we had cash of $14,207. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

For the six months ended July 31, 2016, we had net loss of $28,781. We had a change in accounts payable and accrued expenses of $23,750, resulting in net cash used in operating activities of $5,031 for the period.

For the six months ended July 31, 2015, we had net loss of $90. We had a change in accounts payable and accrued expenses of $5,000, resulting in net cash used in operating activities of $5,090 for the period.

For the six months ended July 31, 2016 and 2015, we did not pursue any investing activities.

For the six months ended July 31, 2016, we received $18,000 from the majority shareholder, resulting in net cash provided by financing activities of $18,000 for the period.

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

Signature	Title	Date

/s/ Conn Flanigan	Chief Executive Officer, Chief Financial Officer & Chairman	December 13, 2016
Conn Flanigan