Form 10-K/A
period 2015-01-31
HOMEOWNUSA
filed 2016-12-14
CIK 1503658

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Explanatory Note

HOMEOWNUSA (the “Company”) is filing this amendment (this “Amendment”) to its Annual Report on Form 10-K for the period ended Janauary 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2016 (the “Original Form 10-K”), soley for the purposes of adding the signature block on the Auditor Report, which was inadvertently omitted from the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K, and does not modify or update in any way any other disclosure made in the Original Form 10-K.

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

b) Holders. At December 13, 2016, there were approximately 23 shareholders of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 13, 2016, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address	Number & Class of Shares	Percentage of Outstanding Common Shares
Conn Flanigan	0 Common	0.00%

Directors/ Officers	0 Common	0.00%
As a group one (1) person

Singapore eDevelopment, Ltd.	74,015,730 Common	99.96%

Based upon 74,043,324 outstanding common shares as of December 13, 2016.

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

HOMEOWNUSA

Dated: December 14, 2016	By:	/s/CONN FLANIGAN
Conn Flanigan
Chief Executive and Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/Conn Flanigan Conn Flanigan	Chief Executive Officer and Financial Officer, Director	December 14, 2016