Form 10-K/A
period 2016-01-31
HOMEOWNUSA
filed 2016-12-14
CIK 1503658

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

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Explanatory Note

HOMEOWNUSA (the “Company”) is filing this amendment (this “Amendment”) to its Annual Report on Form 10-K for the period ended Janauary 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2016 (the “Original Form 10-K”), soley for the purposes of adding the signature block on the Auditor Report, which was inadvertently omitted from the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K, and does not modify or update in any way any other disclosure made in the Original Form 10-K.

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

Signature	Title	Date
/s/Conn Flanigan Conn Flanigan	Chief Executive Officer and Accounting Officer, Director	December 14, 2016