Form 10-Q
period 2016-10-31
HOMEOWNUSA
filed 2016-12-20
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding December 20, 2016
Common Stock, $0.001 par value per share	74,043,324 shares

HOMEOWNUSA
FINANCIAL STATEMENTS
October 31, 2016

HOMEOWNUSA
CONDENSED BALANCE SHEETS
AS OF OCTOBER 31, 2016 (UNAUDITED) AND JANUARY 31, 2016

	October 31, 2016 (Unaudited)	January 31, 2016
CURRENT ASSETS:
Cash or cash equivalents	$33,832	$1,238
TOTAL CURRENT ASSETS	33,832	1,238

TOTAL ASSETS	$33,832	$1,238

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$31,197	$12,393
TOTAL CURRENT LIABILITIES	31,197	12,393

TOTAL LIABILITIES	31,197	12,393

STOCKHOLDERS' EQUITY (DEFICIT):
Capital stock (Note 3), authorized 75,000,000, $0.001 par value
74,043,324 shares issued and outstanding, as of
October 31, 2016 and January 31, 2016, respectively	74,043	74,043
Discount on Common Stock		(37,000)
Additional paid-in capital	100,694	79,694
Accumulated deficit	(172,103)	(127,892)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$2,634	$(11,155)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$33,832	$1,238

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)

	Three months ended October 31, 2016 (Unaudited)	Three months ended October 31, 2015 (Unaudited)	Nine months ended October 31, 2016 (Unaudited)	Nine months ended October 31, 2015 (Unaudited)

Total Revenues	$-	$-	$-	$-

Operating expenses:
Bank Service Charges	97	30	172	120
Computer & Internet Expense	87		694
Transfer Agent	1,746	-	4,340	-
Accounting/Auditing	12,000	-	34,500	-
Legal	1,500	-	4,505	-
Total operating expenses	15,430	30	44,211	120

Loss from operations	(15,430)	(30)	(44,211)	(120)

Net loss applicable to common shareholders	$(15,430)	$(30)	$(44,211)	$(120)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of shares outstanding -
Basic and diluted	74,043,324	74,043,324	74,043,324	74,043,324

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 31, 2015 THROUGH OCTOBER 31, 2016 (UNAUDITED)

	Common		Paid-In	Discount on	Accumulated	Stockholders'
	Shares	Par Value	Capital	Common Stock	Deficit	Deficit
Balance January 31, 2015	74,043,324	$74,043	$79,694	$(37,000)	$(127,688)	$(10,951)

Net loss for period	-	-	-	-	$(204)	$(204)

Balance January 31, 2016	74,043,324	$74,043	$79,694	$(37,000)	$(127,892)	$(11,155)

Proceeds from majority shareholder	-	-	$21,000	$37,000	-	$58,000

Net loss for period	-	-	-	-	$(44,211)	$(44,211)

Balance October 31, 2016	74,043,324	$74,043	$100,694	$-	$(172,103)	$2,634

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 2016 AND 2015 (UNAUDITED)

	Nine Months ended October 31, 2016 (Unaudited)	Nine Months ended October 31, 2015 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,211)	$(120)
Adjustments to reconcile net loss to cash used in operating activities:

Change in operating assets and liabilities:
Accounts payable and accrued expenses	18,805	(5,000)
Net cash used in operating activities	(25,406)	(5,120)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from majority shareholder	58,000	-
Net cash provided by financing activities	58,000	-

NET INCREASE (DECREASE) IN CASH	32,594	(5,120)

CASH AND CASH EQUIVALENTS at beginning of period	1,238	6,388
CASH AND CASH EQUIVALENTS at end of period	$33,832	$1,268

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31. The Company was organized to enter into the home equity lease/rent to own business. On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 which represented a 69% interest in the Company (the “Transaction”). Along with the Transaction, the sole director and officer resigned and a new officer director was named. On October 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million common shares. The Company is currently looking into potential business plan opportunities but has not yet decided on a plan.

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended January 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended October 31, 2016 or October 31, 2015.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of October 31, 2016 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The Company has adopted such provisions this reporting period.

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

NOTE 4 – SUBSEQUENT EVENTS

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

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $172,102 from inception through October 31, 2016 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Results of Operations

For the unaudited three-month period ending October 31, 2016 and 2015
For the three months ended October 31, 2016 and 2015, we had $0 revenues. Our total expenses for the three months ended October 31, 2016 were $15,430 as compared to operating expenses of $30 for the three months ended October 31, 2015, representing an increase of $15,400. The increase in total expenses was primarily due to increased professional fees related to the Company’s efforts to update its financial records. For the three months ended October 31, 2016, we incurred a net loss of $15,430 as compared to a net loss of $30 for the three months ended October 31, 2015.

For the unaudited nine-month period ending October 31, 2016 and 2015
For the nine months ended October 31, 2016 and 2015, we had $0 revenues. Our total expenses for the nine months ended October 31, 2016 were $44,211 as compared to operating expenses of $120 for the nine months ended October 31, 2015, representing an increase of $44,091. The increase in total expenses was primarily due to increased professional fees related to the Company’s efforts to update its financial records during the nine months ended October 31, 2016. For the nine months ended October 31, 2016, we incurred a net loss of $44,211 as compared to a net loss of $120 for the nine months ended October 31, 2015.

Liquidity and Capital Resources

As of October 31, 2016, we had cash of $33,832. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

For the nine months ended October 31, 2016, we had net loss of $44,211. We had a change in accounts payable and accrued expenses of $18,805, resulting in net cash used in operating activities of $25,406 for the period.

For the nine months ended October 31, 2015, we had net loss of $120. We had a change in accounts payable and accrued expenses of $5,000, resulting in net cash used in operating activities of $5,120 for the period.

For the nine months ended October 31, 2016 and 2015, we did not pursue any investing activities.

For the nine months ended October 31, 2016, we received $58,000 from the majority shareholder, resulting in net cash provided by financing activities of $58,000 for the period.

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
101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEOWNUSA

Dated: December 20, 2016	By:	/s/ Conn Flanigan
Conn Flanigan
Chief Executive Officer, Chief Financial Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Conn Flanigan	Chief Executive Officer, Chief Financial Officer & Chairman	December 20, 2016
Conn Flanigan