Form 10-K
period 2016-12-31
HOMEOWNUSA
filed 2017-03-29
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended ______________

or

☑ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from February 1, 2016 to December 31, 2016.

Commission File Number: 000-55038

HOMEOWNUSA
(Exact name of registrant as specified in its charter)

Nevada	27-1467606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4800 Montgomery Lane, Suite 210
Bethesda, MD 20814	301-971-3940
(Address of Principal Executive Offices)	(Company's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2016; as of June 30, 2016, 20,534 shares were held by non-affiliates, which had been sold to such non-affiliates for total proceeds of $2,053.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 29, 2017 there were 74,043,324 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refer to Homeownusa, and “our board of directors” refers to the board of directors of Homeownusa.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Transition Report on Form 10-K contains forward-looking statements regarding, among other things, our future operating results and financial position, our business strategy, and other objectives for our future operations. The words “anticipate,” “believe,” “intend,” “expect,” “may,” “estimate,” “predict,” “project,” “potential” and similar expression are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

You should read this Transition Report on Form 10-K and the documents that we have filed as exhibits to this Transition Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Transition Report on Form 10-K are made as of the date of this Transition Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Homeownusa
Form 10-K
For the Eleven Months Ended December 31, 2016

PART I
Item 1. Business.

The Company was incorporated in the State of Nevada as a for-profit corporation on December 10, 2009 and established a fiscal year end of January 31st.  The Company was organized with the intention of entering into the home equity lease/rent to own business. The Company is no longer pursuing this business plan. Our address is 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814. Our telephone number is 301-971-3940.

On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 which represented a 69% interest in the Company’s issued and outstanding common stock (the “Transaction”). Along with the Transaction, the sole director and officer resigned and Mr. Conn Flanigan was appointed as the Company’s Chief Executive Officer and sole director. On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million shares of the Company’s common stock. In October 2014, the Company issued 20,534 shares to 30 new investors for total proceeds of $2,053. On December 22, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment Ltd.

On March 10, 2017, the Company’s board of directors approved a change in the Company's fiscal year end from January 31st to December 31st, effective immediately. The required transition period of February 1, 2016 to December 31, 2016 is included in the financial statements set forth in this report. The Company presently has no revenues and minimal assets, and accordingly, the Company may be deemed to be a shell company. The Company is currently reviewing business opportunities, including the potential to enter into a reverse merger transaction. At the present time, the Company has not yet entered into any agreement for such transaction.

At the present time we have two officers, our Chief Executive Officer Conn Flanigan and our Chief Financial Officer Rongguo (Ronald) Wei. Our board of directors includes Mr. Flanigan and Fai H. Chan, the Chief Executive Officer of Singapore eDevelopment, our largest shareholder. We have no employees as of the date of this Report.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

As of the date of this Report, we do not own any real estate. Office space in Bethesda, Maryland is currently provided to the Company by its majority shareholder at no cost to the Company. Until such time as the Company completes a merger, acquisition or similar transaction, we anticipate that such office space will be adequate.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

The are no material proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is presently no established public trading market for our shares of common stock. We do plan to reapply for quoting of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares of common stock will be quoted on the Bulletin Board or, if traded, that a public market will materialize.

Holders

At December 31, 2016, there were approximately 23 shareholders of the Company.

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

Securities authorized for issuance under equity compensation plans.

The Company does not have securities authorized for issuance under any equity compensation plans.

Performance graph

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities; use of proceeds from registered securities

The Company did not sell any unregistered securities during the eleven month period covered by this Report.

On December 22, 2016 Cloudbiz International Pte. Ltd, which had been our majority shareholder, transferred 74,015,730 common shares to Singapore eDevelopment Ltd. Both Cloudbiz International Pte. Ltd and Singapore eDevelopment Ltd. are under the control of Mr. Fai H. Chan, who subsequently joined our board of directors.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2016.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Overview

The Company has decided to not pursue its original business plan. The Company presently has no revenues and minimal assets, and accordingly, the Company may be deemed to be a shell company. The Company is currently reviewing business opportunities, including the potential to enter into a reverse merger transaction. Our officers and directors are presently exploring such opportunities. To become profitable, we will need to commence operations utilizing a new business plan.

Change in Fiscal Year End

On March 10, 2017, the board of directors of the Company approved and ratified to change the Company's fiscal year end from January 31 to December 31, effective immediately as of the date of the board approval. The required transition period of February 1, 2016 to December 31, 2016 is included in these financial statements.

Results of Operations

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended January 31, 2016

	Year Ended December 31, 2016	Year Ended January 31, 2016
Total Revenues	$-	$-

Total operating expenses	54,880	204

Loss from operations	(54,880)	(204)

Loss before taxes	(54,880)	(204)
Income tax provision	-	-

Net loss applicable to common shareholders	$(54,880)	$(204)

The Company did not generate any operating revenue for the year ended December 31, 2016 and for the year ended January 31, 2016. The major operating costs include legal and audit fees and transfer agent fees for the year ended December 31, 2016, and bank service fees for the year ended January 31, 2016. The significant increase in operating cost was due to an increase in professional service activities. During the year ended December 31, 2016, we incurred transfer agent expenses of $11,170, accounting and auditing expenses of $42,247, and legal expenses of $505.

We do not anticipate any revenues until such time as we complete a merger, acquisition or similar transaction.

The Company's Results of Operations for the Eleven Months Ended December 31, 2016 Compared to the Eleven Months Ended December 31, 2015

	Eleven Months Ended December 31, 2016	Eleven Months Ended December 31, 2015
Total Revenues	$-	$-

Total operating expenses	54,816	140

Loss from operations	(54,816)	(140)

Loss before taxes	(54,816)	(140)
Income tax provision	-	-

Net loss applicable to common shareholders	$(54,816)	$(140)

For the eleven months ended December 31, 2016 and the eleven months ended December 31, 2015, we had $0 revenues. Our total expenses for the eleven months ended December 31, 2016 are $54,816 as compared to operating expenses of $140 for the eleven months ended December 31, 2015, representing an increase of $54,676, or 33,324%.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $182,707 from inception though the year ended December 31, 2016 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. We believe that we will be able to continue operations through approximately March 2018.

Liquidity and Capital Resources

The current assets of the Company decreased from $6,388 at January 31, 2015 to $1,238 at January 31, 2016, and then increased to $32,376 at December 31, 2016. In each case, these current assets were the only assets of the Company. The current liabilities and total liabilities of the Company were $17,339 at January 31, 2015, $12,393 at January 31, 2016 and $40,346 at December 31, 2016. We have no revenues at the present time.

Off-Balance Sheet Arrangements

As of December 31, 2016, we do not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

HOMEOWNUSA
FINANCIAL STATEMENTS
December 31, 2016

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Homeownusa as of December 31, 2016, January 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for eleven months ended December 31, 2016 and for the year ended January 31, 2016. Homeownusa’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homeownusa as of December 31, 2016 and January 31, 2016 and 2015, and the results of its operations and its cash flows for the eleven months ended December 31, 2016 and for the year ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses for the eleven months ended December 31, 2016 and year ended January 31, 2016 and has a working capital deficit as of December 31, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ ROSENBERG RICH BAKER BERMAN & COMPANY
Somerset, New Jersey
March 29, 2017

HOMEOWNUSA
BALANCE SHEETS

	December 31, 2016	January 31, 2016	January 31, 2015
CURRENT ASSETS:
Cash or cash equivalents	$32,376	$1,238	$6,388
TOTAL CURRENT ASSETS	32,376	1,238	6,388

TOTAL ASSETS	$32,376	$1,238	$6,388

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$40,346	$12,393	$17,339
TOTAL CURRENT LIABILITIES	40,346	12,393	17,339

TOTAL LIABILITIES	$40,346	$12,393	$17,339

STOCKHOLDERS' DEFICIT:
Capital stock (note 3), authorized 75,000,000, $0.001 par value

74,043,324 shares issued and outstanding	74,043	74,043	74,043
Discount on Common Stock		(37,000)	(37,000)
Additional paid-in capital	100,694	79,694	79,694
Accumulated deficit	(182,707)	(127,892)	(127,688)
TOTAL STOCKHOLDERS' DEFICIT	$(7,970)	$(11,155)	$(10,951)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,376	$1,238	$6,388

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF OPERATIONS

               For the eleven months ended December 31, 2016 and 2015 (Unaudited), and year ended January 31, 2016

	Eleven Months Ended December 31, 2016	Eleven Months Ended December 31, 2015 (Unaudited)	Year Ended January 31, 2016

Total Revenues	$-	$-	$-

Operating expenses:
Bank Service Charges	192	140	150
Transfer Agent	11,116	-	54
Accounting/Auditing	42,247	-	-
Legal	505	-	-
General Expenses	756	-	-
Total operating expenses	54,816	140	204

Loss from operations	(54,816)	(140)	(204)

Loss before taxes	(54,816)	(140)	(204)
Income tax provision	-	-	-

Net loss applicable to common shareholders	$(54,816)	$(140)	$(204)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted number of shares outstanding - Basic and diluted	74,043,324	74,043,324	74,043,324

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period January 31, 2015 through December 31, 2016

	Common		Paid-In	Discount on Common	Accumulated	Stockholders'
	Shares	Par Value	Capital	Stock	Deficit	Deficit

Balance January 31, 2015	74,043,324	$74,043	$79,694	$(37,000)	$(127,688)	$(10,951)

Net loss for period					(204)	(204)

Balance January 31, 2016	74,043,324	$74,043	$79,694	$(37,000)	$(127,892)	$(11,155)
Proceeds from majority shareholders			21,000	37,000		58,000
Net loss for period					(54,816)	(54,816)

Balance December 31, 2016	74,043,324	$74,043	$100,694	-	$(182,707)	$(7,970)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF CASH FLOW

For the eleven months ended December 31, 2016 and 2015 (Unaudited), and year ended January 31, 2016

	Eleven months ended December 31, 2016	Eleven months ended December 31, 2015 (Unaudited)	Year ended January 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,816)	$(140)	$(204)
Adjustments to reconcile net loss to cash used in operating activities:

Change in operating assets and liabilities:
Accounts payable and accrued expenses	27,954	(5,000)	(4,946)
Net cash used in operating activities	$(26,862)	$(5,140)	$(5,150)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from majority shareholder	58,000	-	-
Net cash provided by financing activities	$58,000	-	-

NET INCREASE (DECREASE) IN CASH	31,138	(5,140)	(5,150)

CASH AND CASH EQUIVALENTS at beginning of period	1,238	6,388	6,388
CASH AND CASH EQUIVALENTS at end of period	$32,376	$1,248	$1,238

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

Supplemental schedule of non-cash investing and financing activities
Payment of sale of stock at a discount	$-	$37,000	$37,000

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31. The Company was organized to enter into the home equity lease/rent to own business. On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 which represented a 69% interest in the Company (the “Transaction”). Along with the Transaction, the sole director and officer resigned and a new officer director was named. On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million shares. In October 2014, the Company issued 20,534 shares to 30 new investors for total proceeds of $2,053. On December 22, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment Ltd. On March 10, 2017, our board of directors approved and ratified to change the Company's fiscal year end from January 31st to December 31st, effective immediately as of the date of the board approval. The required transition period of February 1, 2016 to December 31, 2016 is included in these financial statements. The Company is currently looking into potential business plan opportunities but has not yet decided on a plan.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $182,707. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, management has concluded that due to these factors described above, there is substantial doubt as to the Company’s ability to continue as a going concern through Mach 29, 2018. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Currently the company is an OTC shell company. Most expenses are audit, tax and SEC filing expenses, which are total approximately $36,000 annually. The company does not pay salaries and compensations to its officers and directors. The 99.96% shareholder, Singapore eDevelopment Ltd, a multinational public company, listed on the Singapore Exchange Securities Trading Limited (“SGX-ST”), will provide advances for the operation costs as additional paid in capital anytime when the company needs. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance in addition to future advancements received from our majority shareholders will provide sufficient capital to continue operations through approximately March 29, 2018.

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

Recent Accounting Pronouncements

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

On Feb. 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2016-02, Leases (Topic 842) (the Update). The new leasing standard presents dramatic changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. The Company does not expect the adoption of ASU No. 2016-02 to have a material impact on its financial statements.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

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

In February of 2016, the Company received an additional $18,000 from Cloudbiz International Pte. Ltd., its majority shareholder, to assist the company in paying for operating expenses. In October of 2016, The Company received an additional $40,000 from Cloudbiz International Pte. Ltd., its majority shareholder, to assist the company in paying for operating expenses. Of the $58,000 of proceeds received from Cloudbiz International Pte. Ltd, $37,000 were applied to "discount on common stock" and the remaining proceeds were applied to additional paid-in-capital.

On December 22, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment Ltd.

NOTE 4 – INCOME TAXES

Deferred Tax Assets

At December 31, 2016, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $183,000 that may be used to offset future taxable income through the fiscal year ending December 31, 2036. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $45,750 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $45,750.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance remained the same for the year ended January 31, 2016 and increased by $13,750 for the eleven months ended December 31, 2016.

 Components of deferred tax assets are as follows:

	December 31, 2016	January 31, 2016
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$45,750	$32,000
Less valuation allowance	(45,750)	(32,000)
Deferred tax assets, net of valuation allowance	$-	$-

 Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Eleven Months Ended December 31, 2016	For the Year Ended January 31, 2016

Federal statutory income tax rate	25%	25%
Change in valuation allowance on net operating loss carry-forwards	(25%)	(25%)

Effective income tax rate	0.0%	0.0%

NOTE 5 – SUBSEQUENT EVENTS

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2016 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this transition report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2016, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

This transition report filed on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this transition report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2017, our board of directors appointed Fai H. Chan as Director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. On March 10, 2017, Mr. Conn Flanigan resigned as the Chief Financial Officer. Mr. Flanigan shall continue to serve as the President and Secretary of the Company, and as a member of our board of directors. Effective as of March 10, 2017, Mr. Rongguo (Ronald) Wei, CPA, has been appointed as Chief Financial Officer of the Company.

The board of directors has no audit, nominating or compensation committees.

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)

Conn Flanigan	48	President, Secretary/Treasurer, Chief Executive Officer and Chairman of the Board of Directors.
Rongguo (Ronald) Wei	45	Chief Financial Officer
Fai H. Chan	73	Member of the Board of Directors

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

Business Experience

Conn Flanigan. Mr. Flanigan is a practicing attorney specializing in corporate, real estate, and securities law. Mr. Flanigan is a legal advisor to Singapore eDevelopment. Mr. Flanigan currently serves the Secretary and General Counsel for Global Medical REIT Inc. (NYSE:GMRE) and has been in that role since December 18, 2013. From September 4, 2013 to the present, Mr. Flanigan has also served as General Counsel and Secretary and as a director of American Housing REIT Inc. Additionally, Mr. Flanigan has served as General Counsel with several US subsidiaries of ZH International Holdings, Ltd, (f/k/a Heng Fai Enterprises, Ltd), a Hong Kong public company. Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College Of Law in 1996.

Director Qualifications of Conn Flanigan:

Mr. Flanigan’s service as an officer, director and employee of various entities has provided him with significant knowledge and experience regarding corporate financial and governance matters.

Rongguo (Ronald) Wei. Mr. Wei, 45, is a finance professional with more than 15 years of experience working in public and private corporations in the United States. As the Chief Financial Officer of SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting, and taxation activities for that company. Prior to joining SeD Development Management LLC in 2016, Mr. Wei worked for several different US multinational and private companies including serving as Controller at American Silk Mill, LLC from 2014-2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc. from 2013-2014 and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc. from 2011-2012. Before Mr. Wei came to US, he worked as an equity analyst in Hong Yuan Securities, in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a Certified Public Accountant and received his MBA from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor degree from Beihang University. Mr. Wei currently is a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company. The Company has not entered into any compensation arrangements with Mr. Wei. Mr. Wei is presently compensated by SeD Development Management LLC, which is an affiliate of Singapore eDevelopment, Ltd, the Company’s majority shareholder, at no cost to the Company.

Fai H. Chan. Mr. Chan is an expert in banking and finance, with years of experience in these industries. He has also restructured 35 companies in various industries and countries in the past 40 years. Mr. Chan serves as the CEO of Singapore eDevelopment, Ltd., a limited company listed on the Catalist of the Singapore Exchange Securities Trading Limited. He was appointed director of Singapore eDevelopment, Ltd. on March 1, 2014. He is also Non-Executive Director of ASX-listed bio-technology company Holista Colltech Ltd. From 1992 until 2015, Mr. Chan has also served as Managing Chairman of HKSE-listed Heng Fai Enterprises Limited, now known as ZH International Holdings, Ltd. He also served as director of Global Medical REIT Inc. (NYSE: GMRE) from 2013 until 2015 and as director of American Housing REIT Inc. from 2013. Mr. Chan was also formerly (i) the Managing Director of SGX Catalist-listed SingHaiyi Group Ltd, which under his leadership, transformed from a failing store-fixed business provider with net asset value of less than S$10 million into a property trading and investment company and finally to a property development company with net asset value over S$150 million before Mr. Chan ceded controlling interest in late 2012; (ii) the Executive Chairman of China Gas Holdings Limited, a formerly failing fashion retail company listed on SEHK which, under his direction, was restructured to become one of a few large participants in the investment in and operation of city gas pipeline infrastructure in China; (iii) a director of Global Med Technologies, Inc., a medical company listed on NASDAQ engaged in the design, development, marketing and support information for management software products for healthcare-related facilities; (iv) a director of Skywest Ltd, an ASX-listed airline company; and (v) the Chairman and Director of American Pacific Bank. Mr. Chan has not yet been appointed to any board committees of the Company.

Director Qualifications of Fai H. Chan:

The board of directors appointed Mr. Chan in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction.

On December 22, 2016, Singapore eDevelopment purchased 74,015,730 common shares of the Company from Cloudbiz International Pte., Ltd. Mr. Chan beneficially owns 56.94% of the common shares of Singapore eDevelopment, Ltd. and beneficially owns 100% of Cloudbiz International Pte. Ltd.

The Company has not entered into any compensation arrangements with Mr. Chan.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2016, except as follows:

On December 22, 2016, Singapore eDevelopment purchased 74,015,730 common shares of the Company from Cloudbiz International Pte., Ltd. Singapore eDevelopment did not file its report pursuant to Section 16(a) of the Exchange Act during the period ended December 31, 2016. Singapore eDevelopment failed to report one transaction during 2016.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We intend to adopt a code of ethics in the immediate future.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. We have no nominating committee. Based on the fact that our current business affairs are simple, any such committee is excessive and beyond the scope of our business and needs.

Audit Committee

Our board of directors does not have an audit committee at the present time.  We intend to appoint an audit committee, including an audit committee financial expert, in the immediate future.

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

Conflicts of Interest

Except as provided for in Article XI of the Company’s By-Laws: Board Director Compensation, no officer, director or security holder of the company may be involved in pecuniary interest in any investment acquired or disposed of by the registrant or in any transaction to which the registrant or any of its subsidiaries is party or has an interest.

None of the directors, officers, security holders or affiliates of the registrant may engage, for their own account, business activities of the types conducted by the registrant and its subsidiaries.

Item 11. Executive Compensation.

At the present time, the Company is not a party to any compensation arrangements with any officer or director, and has made no provisions for paying cash or non-cash compensation to such officers and directors. The Company is not paying any salaries at the present time, and does not intend to pay any salaries until such time as our operations generate sufficient cash flows or the completion of an acquisition, merger or similar transaction.

At the present time, Mr. Wei is employed by SeD Development Management, LLC, a subsidiary of Singapore eDevelopment Limited, the Company’s majority shareholder. Mr. Flanigan serves in various director and officer positions with subsidiaries of Singapore eDevelopment. Mr. Chan is compensated by Singapore eDevelopment Limited, where he serves as Chief Executive Officer. The Company is not charged for the services of Mr. Wei, Mr. Flanigan and Mr. Chan.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from January 1, 2015 through December 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp	Total
Conn Flanigan	2016	-	-	-	-	-	-	-	-
President	2015	-	-	-	-	-	-	-	-

We did not pay any salaries to any officer, director or employee in 2015 and 2016. We do not anticipate beginning to pay salaries until we have adequate funds to do so. As of the date of this Report, the Company does not have any stock option plans, retirement, pension, or profit sharing plans for the benefit of any of our officers or directors.

Mr. Flanigan was our sole officer and director in 2015 and 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 29, 2017, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)
Conn Flanigan	0	0.00%
Fai H. Chan (2)	74,015,730	99.96%
Rongguo ( Ronald) Wei	0	0.00%

Directors/ Officers	74,015,730	99.96%
As a group three individuals

Singapore eDevelopment, Ltd (2)	74,015,730 Common	99.96%

(1)
Based upon 74,043,324 outstanding common shares as of March 29, 2017.
(2)
Mr. Chan may be deemed to be the beneficial owner of those 74,015,730 shares held by Singapore eDevelopment, as he is the Chief Executive Officer and majority shareholder of Singapore eDevelopment.

Change of Control

To the knowledge of management, there are no present arrangement or pledges of our securities which may result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 7, 2014 CloudBiz invested $37,000 in the Company. At such time CloudBiz was the shareholder holding a majority of our common stock. For such investment, CloudBiz received an additional 74 million shares of the Company’s common stock.

In February and October of 2016, we received $58,000 from CloudBiz. $37,000 were applied to "discount on common stock" and the remaining proceeds were applied to additional paid-in-capital.

On December 22, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment Ltd.

In light of the relationships between each of our two directors and our majority shareholder, none of our directors may be deemed to be independent. Our board of directors has no nominating or compensation committees. The Company’s current Audit Committee consists of Conn Flanigan. Our board of directors has voluntarily adopted the corporate governance standards defining the independence of our directors imposed by the NASDAQ Capital Market's requirements for independent directors pursuant to Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market LLC.

Item 14. Principal Accounting Fees and Services.

The following table indicates the fees paid by us for services performed for the years ended December 31, 2016 and January 31, 2016:

	Year Ended December 31, 2016	Year Ended January 31, 2016

Audit Fees	$28,500	$5,000
Tax Fees	500	0
All Other Fees	0	4,500

Total	$29,000	$9,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2016 and January 31, 2016 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2016 and January 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets as of December 31, 2016, January 31, 2016 and January 31, 2015
Statements of Operations for the eleven months ended December 31, 2016 and 2015 (Unaudited), and year ended January 31, 2016
Statements of Stockholders' Equity (Deficit) For the period January 31, 2015 through December 31, 2016
Statements of Cash Flows for the eleven months ended December 31, 2016 and 2015 (Unaudited), and year ended January 31, 2016

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
21.1	Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the exhibit number, a description of the exhibit and the identity of the Report where the exhibit was filed.

No.	Description	Filed With	Date Filed
3.1	Articles of Incorporation	Form S-11	October 20, 2010
3.2	Bylaws	Form S-11	October 20, 2010

Item 16. Form 10-K Summary

None.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEOWNUSA

Dated: March 29, 2017	By:	/s/ Conn Flanigan
Name: Conn Flanigan
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Conn Flanigan	Chief Executive Officer, Director	March 29, 2017
Conn Flanigan	(Principal Executive Officer)

/s/ Rongguo (Ronald) Wei	Chief Financial Officer	March 29, 2017
Rongguo (Ronald) Wei	(Principal Financial and Accounting Officer)

/s/ Fai H. Chan	Director	March 29, 2017
Fai H. Chan