Form 10-Q
period 2017-03-31
HOMEOWNUSA
filed 2017-05-15
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

000-55038
Commission file number

HOMEOWNUSA
(Exact name of registrant as specified in its charter)

NEVADA	27-1467607
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

301-971-3940
Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)		Emerging growth company	[x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of May 15, 2017, there were [74,043,324] shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

HOMEOWNUSA
FINANCIAL STATEMENTS
March 31, 2017

HOMEOWNUSA
CONDENSED BALANCE SHEETS
As Of March 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	March 31, 2017 (Unaudited)	December 31, 2016
CURRENT ASSETS:
Cash or cash equivalents	$4,657	$32,376
TOTAL CURRENT ASSETS	4,657	32,376

TOTAL ASSETS	$4,657	$32,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$21,750	$40,346
TOTAL CURRENT LIABILITIES	21,750	40,346

TOTAL LIABILITIES	21,750	40,346

STOCKHOLDERS' DEFICIT:
Capital stock (Note 3), authorized 75,000,000, $0.001 par value
74,043,324 shares issued and outstanding, as of
March 31, 2017 and December 31, 2016, respectively	74,043	74,043
Additional paid-in capital	100,694	100,694
Accumulated deficit	(191,830)	(182,707)
TOTAL STOCKHOLDERS' DEFICIT	$(17,093)	$(7,970)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,657	$32,376

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three months ended March 31, 2017 (Unaudited)	Three months ended March 31, 2016 (Unaudited)

Total Revenues	$-	$-

Operating expenses:
Bank Service Charges	30	30
Computer & Internet Expense	93
Transfer Agent	1,500	1,648
Accounting/Auditing	6,000	4,000
Legal	1,500	1,005
Total operating expenses	9,123	6,683

Loss from operations	(9,123)	(6,683)

Net loss applicable to common shareholders	$(9,123)	$(6,683)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted number of shares outstanding -
Basic and diluted	74,043,324	74,043,324

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 31, 2015 THROUGH MARCH 31, 2017 (UNAUDITED)

	Common		Paid-In	Discount on	Accumulated	Stockholders'
	Shares	Par Value	Capital	Common Stock	Deficit	Deficit

Balance December 31, 2015	74,043,324	$74,043	$79,694	$(37,000)	$(127,827)	$(11,090)

Proceeds from majority shareholder	-	-	$21,000	$37,000	-	$58,000

Net loss for period	-	-	-	-	$(54,880)	$(54,880)

Balance December 31, 2016	74,043,324	$74,043	$100,694	$-	$(182,707)	$(7,970)

Net loss for period	-	-	-	-	$(9,123)	$(9,123)

Balance March 31, 2017	74,043,324	$74,043	$100,694	$-	$(191,830)	$(17,093)

The accompanying notes are an integral part of these financial statements.

HOMEOWNUSA
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

	Three Months ended March 31, 2017 (Unaudited)	Three Months ended March 31, 2016 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,123)	$(6,683)
Adjustments to reconcile net loss to cash used in operating activities:

Change in operating assets and liabilities:
Accounts payable and accrued expenses	(18,596)	4,804
Net cash used in operating activities	(27,719)	(1,879)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from majority shareholder	-	18,000
Net cash provided by financing activities	-	18,000

NET INCREASE (DECREASE) IN CASH	(27,719)	16,121

CASH AND CASH EQUIVALENTS at beginning of period	32,376	1,248
CASH AND CASH EQUIVALENTS at end of period	$4,657	$17,369

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

HOMEOWNUSA was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31st. The Company was organized to enter into the home equity lease/rent to own business. On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 which represented a 69% interest in the Company (the “Transaction”). Along with the Transaction, the sole director and officer resigned and a new officer director was named. On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million shares. In October 2014, the Company issued 20,534 shares to 30 new investors for total proceeds of $2,053. On December 22, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment Ltd. On March 10, 2017, our board of directors approved and ratified a change in the Company's fiscal year end from January 31st to December 31st, effective immediately as of the date of the board approval. The Company is currently looking into potential business plan opportunities but has not yet decided on a plan.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $191,830. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, management has concluded that due to these factors described above, there is substantial doubt as to the Company’s ability to continue as a going concern through May 2018. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Currently the company is an OTC shell company. Most expenses are audit, tax and SEC filing expenses, which are total approximately $36,000 annually. The company does not pay salaries and compensations to its officers and directors. The 99.96% shareholder, Singapore eDevelopment Ltd, a multinational public company, listed on the Singapore Exchange Securities Trading Limited (“SGX-ST”), will provide advances for the operation costs as additional paid in capital anytime when the company needs. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance in addition to future advancements received from our majority shareholders will provide sufficient capital to continue operations through May 2018.

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2017 or March 31, 2016.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2017 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

NOTE 4 – SUBSEQUENT EVENTS

None.

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

Overview

The Company has decided to not pursue its original business plan. The Company presently has no revenues and minimal assets, and accordingly, the Company is deemed to be a shell company. The Company is currently reviewing business opportunities, including the potential to enter into a reverse merger transaction. Our officers and directors are presently exploring such opportunities. To become profitable, we will need to commence operations utilizing a new business plan.

Change in Fiscal Year End

On March 10, 2017, the board of directors of the Company approved and ratified to change the Company's fiscal year end from January 31 to December 31, effective immediately as of the date of the board approval. In view of this change, HomeownUSA compares the unaudited financial statements as of and for the three months ended March 31, 2017 (also referred to as the first quarter of fiscal year 2017) with the unaudited financial statements as of and for the three months ended March 31, 2016.

Results of Operations

For the unaudited three-month period ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016, we had $0 revenues. Our total expenses for the three months ended March 31, 2017 were $9,123 as compared to operating expenses of $6,683 for the three months ended March 31, 2016, representing an increase of $2,440. The increase in total expenses was primarily due to increased professional fees related to the Company’s efforts to update its financial records. For the three months ended March 31, 2017, we incurred a net loss of $9,123 as compared to a net loss of $6,683 for the three months ended March 31, 2016.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $191,830 from inception through March 31, 2017 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. We believe that we will be able to continue operations through May 2018.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $4,657. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

For the three months ended March 31, 2017, we had net loss of $9,123. We had a change in accounts payable and accrued expenses of $18,596, resulting in net cash used in operating activities of $27,719 for the period.

For the three months ended March 31, 2016, we incurred net loss of $6,683. We had a change in accounts payable and accrued expenses of $4,804, resulting in net cash used in operating activities of $1,879 for the period.

For the three months ended March 31, 2017 and 2016, we did not pursue any investing activities.

For the three months ended March 31, 2017, we did not pursue any financing activities.

For the three months ended March 31, 2016, we received $18,000 from the majority shareholder, resulting in net cash provided by financing activities of $18,000 for the period.

Off-Balance Sheet Arrangements

As of March 31, 2017, we do not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management determined that as of March 31, 2017, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit 31.1* - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2* - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
*  Filed herewith.
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMEOWNUSA

Dated: May 15, 2017	By:	/s/ Conn Flanigan
Conn Flanigan, Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Chief Financial Officer (Principal Financial and Accounting Officer)