Form 10-Q
period 2017-09-30
SeD Intelligent Home Inc.
filed 2017-11-02
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to _________

000-55038
Commission file number

SeD Intelligent Home Inc.
(Exact name of registrant as specified in its charter)

NEVADA	27-1467607
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 210, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

301-971-3940
Registrant’s telephone number, including area code

HOMEOWNUSA
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

As of November 2, 2017, there were 74,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

SED INTELLIGENT HOME INC.
FINANCIAL STATEMENTS
September 30, 2017

SED INTELLIGENT HOME INC.
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

	September 30, 2017 (Unaudited)	December 31, 2016
CURRENT ASSETS:
Cash or cash equivalents	$13,178	$32,376
TOTAL CURRENT ASSETS	13,178	32,376

TOTAL ASSETS	$13,178	$32,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$29,616	$40,346
Due to related party	20,000	0
TOTAL CURRENT LIABILITIES	49,616	40,346

TOTAL LIABILITIES	$49,616	$40,346

STOCKHOLDERS' DEFICIT:
Capital stock (Note 3), authorized 1,000,000,000 and 75,000,000, $0.001 par value
74,043,324 shares issued and outstanding, as of
September 30, 2017 and December 31, 2016, respectively	$74,043	$74,043
Additional paid-in capital	100,694	100,694
Accumulated deficit	(211,176)	(182,707)
TOTAL STOCKHOLDERS' DEFICIT	$(36,438)	$(7,970)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,178	$32,376

The accompanying notes are an integral part of these financial statements.

SED INTELLIGENT HOME INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Three months ended September 30, 2017 (Unaudited)	Three months ended September 30, 2016 (Unaudited)	Nine months ended September 30, 2017 (Unaudited)	Nine months ended September 30, 2016 (Unaudited)

Total Revenues	$-	$-	$-	$-

Operating expenses:
Bank Service Charges	30	36	90	111
Business Licenses and Permits	1,060	-	1130	-
Computer & Internet Expense	62	84	249	663
Transfer Agent	1,500	1,746	4,500	4,144
Accounting/Auditing	6,000	12,000	18,000	30,500
Legal	1,500	1,500	4,500	4,005
Total operating expenses	$10,152	$15,366	$28,469	$39,423

Loss from operations	$(10,152)	$(15,366)	$(28,469)	$(39,423)

Income taxes	-	-	-	-
Net loss applicable to common shareholders	$(10,152)	$(15,366)	$(28,469)	$(39,423)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted number of shares outstanding -
Basic and diluted	74,043,324	74,043,324	74,043,324	74,043,324

The accompanying notes are an integral part of these financial statements.

SED INTELLIGENT HOME INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 31, 2015 THROUGH SEPTEMBER 30, 2017 (UNAUDITED)

	Common		Paid-In	Discount on	Accumulated	Stockholders'
	Shares	Par Value	Capital	Common Stock	Deficit	Deficit
Balance December 31, 2015	74,043,324	$74,043	$79,694	$(37,000)	$(127,827)	$(11,090)

Proceeds from majority shareholder	-	-	$21,000	$37,000	-	$58,000

Net loss for period	-	-	-	-	$(54,880)	$(54,880)

Balance December 31, 2016	74,043,324	$74,043	$100,694	$-	$(182,707)	$(7,970)

Net loss for period	-	-	-	-	$(28,469)	$(28,469)

Balance September 30, 2017	74,043,324	$74,043	$100,694	$-	$(211,176)	$(36,438)

The accompanying notes are an integral part of these financial statements.

SED INTELLIGENT HOME INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

	Nine Months ended September 30, 2017 (Unaudited)	Nine Months ended September 30, 2016 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,469)	$(39,423)
Adjustments to reconcile net loss to cash used in operating activities:

Change in operating assets and liabilities:
Accounts payable and accrued expenses	(10,729)	22,908
Net cash used in operating activities	$(39,198)	$(16,515)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from majority shareholder	-	18,000
Proceeds from related party	20,000	-
Net cash provided by financing activities	$20,000	$18,000

NET INCREASE (DECREASE) IN CASH	$(19,198)	$1,485

CASH AND CASH EQUIVALENTS at beginning of period	32,376	1,248
CASH AND CASH EQUIVALENTS at end of period	$13,178	$2,734

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

SED INTELLIGENT HOME INC. was incorporated in the State of Nevada as a for-profit Company on December 10, 2009 and established a fiscal year end of January 31st. The Company was organized to enter into the home equity lease/rent to own business. On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to Cloud Biz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 which represented a 69% interest in the Company (the “Transaction”). Along with the Transaction, the sole director and officer resigned and a new officer director was named. On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million shares. In October 2014, the Company issued 20,534 shares to 30 new investors for total proceeds of $2,053. On December 22, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment Ltd. Such shares are presently owned by SeD Home International, Inc., a wholly-owned subsidiary of Singapore eDevelopment Ltd. On March 10, 2017, our board of directors approved and ratified a change in the Company's fiscal year end from January 31st to December 31st, effective immediately as of the date of the board approval. On September 5, 2017, the Company changed its name to SeD Intelligent Home Inc., and increased its number of authorized shares to 1,000,000,000 (the par value per share remains $.001). The Company is currently looking into potential business plan opportunities, including the potential to enter into a reverse merger transaction, but has not yet entered into an agreement.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $211,176. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, management has concluded that due to these factors described above, there is substantial doubt as to the Company’s ability to continue as a going concern through October 2018. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Currently we are a shell company. Most of our expenses are audit, tax and SEC filing expenses, which total approximately $36,000 annually. The Company does not pay salaries or other compensation to its officers and directors. The Company’s majority shareholder has provided advances for the Company’s operating costs as additional paid in capital. We will require additional advances from our majority shareholders or other parties to continue operations through October 2018.

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

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2017 or September 30, 2016.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2017 the carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

NOTE 3 – CAPITAL STOCK

On August 28, 2017 the Company increased its authorized shares from 75,000,000 to 1,000,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

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

NOTE 4 – RELATED PARTY

On July 20, 2017 the Company borrowed $20,000 from SeD USA, LLC, one of the subsidiaries of SeD Home International, Inc., to pay for its operating expenses. This debt does not bear any interest. The Company expects to repay the debt by the end of 2017.

NOTE 5 – SUBSEQUENT EVENTS
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

Results of Operations

For the unaudited three-month period ended September 30, 2017 and 2016

For the three months ended September 30, 2017 and 2016, we had $0 revenues. Our total expenses for the three months ended September 30, 2017 were $10,152 as compared to operating expenses of $15,366 for the three months ended September 30, 2016, representing a decrease of $5,214. The decrease in total expenses was primarily due to decreased professional fees. For the three months ended September 30, 2017, we incurred a net loss of $10,152 as compared to a net loss of $15,366 for the three months ended September 30, 2016.

For the unaudited nine-month period ending September 30, 2017 and 2016

For the nine months ended September 30, 2017 and 2016, we had $0 revenues. Our total expenses for the nine months ended September 30, 2017 were $28,469 as compared to operating expenses of $39,423 for the nine months ended September 30, 2016, representing a decrease of $10,954. The decrease in total expenses was primarily due to decreased professional fees. For the nine months ended September 30, 2017, we incurred a net loss of $28,469 as compared to a net loss of $39,423 for the nine months ended September 30, 2016.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $211,176 from inception through September 30, 2017 and has not yet established on going source of revenues sufficient to cover its operating costs and allow it continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $13,178. We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain these funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

For the nine months ended September 30, 2017, we had net loss of $28,469. We had a change in accounts payable and accrued expenses of $10,729, resulting in net cash used in operating activities of $39,198 for the period.

For the nine months ended September 30, 2016, we incurred net loss of $39,423. We had a change in accounts payable and accrued expenses of $22,908, resulting in net cash used in operating activities of $16,515 for the period.

For the nine months ended September 30, 2017 and 2016, we did not pursue any investing activities.

For the nine months ended September 30, 2017, we received $20,000 from a related party as a short-term debt, resulting in net cash provided by financing activities of $20,000 for the period.

For the nine months ended September 30, 2016, we received $18,000 from the majority shareholder, resulting in net cash provided by financing activities of $18,000 for the period.

Off-Balance Sheet Arrangements

As of September 30, 2017, we do not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

(a) Evaluation of Disclosure Controls and Procedures

Based on the evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management determined that as of September 30, 2017, we had a material weakness that relates to the relatively small number of employees who have bookkeeping and accounting functions and therefore prevents us from segregating duties within our internal control system.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  3.3
Certificate of Amendment to Articles of Incorporation
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

SED INTELLIGENT HOME INC.

November 2, 2017	By:	/s/ Conn Flaniga
Conn Flanigan, Chief Executive Officer, Director
(Principal Executive Officer)

November 2, 2017	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Chief Financial Officer (Principal Financial and Accounting Officer)