Form 10-K
period 2017-12-31
SeD Intelligent Home Inc.
filed 2018-04-17
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission File Number: 000-55038

SED INTELLIGENT HOME INC.
(Exact name of registrant as specified in its charter)

Nevada	27-1467606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4800 Montgomery Lane, Suite 210
Bethesda, MD 20814	301-971-3940
(Address of Principal Executive Offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2017; as of June 30, 2017, 20,534 shares were held by non-affiliates, which had been sold to such non-affiliates for total proceeds of $2,053.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 17, 2018, there were 704,043,324 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refer to SeD Intelligent Home Inc., and “our board of directors” refers to the board of directors of SeD Intelligent Home Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, our future operating results and financial position, our business strategy, and other objectives for our future operations. The words “anticipate,” “believe,” “intend,” “expect,” “may,” “estimate,” “predict,” “project,” “potential” and similar expression are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

You should read this Report on Form 10-K and the documents that we have filed as exhibits to this Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Report on Form 10-K are made as of the date of this Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

PART I

Item 1. Business.

General

SeD Intelligent Home Inc., formerly known as Homeownusa, was incorporated in the State of Nevada on December 10, 2009 with the intention of entering into the home equity lease/rent to own business. The Company is no longer pursuing this business plan. Our address is 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814. Our telephone number is 301-971-3940.

On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to CloudBiz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 which represented a 69% interest in the Company’s issued and outstanding common stock (the “Transaction”). Along with the Transaction, the sole director and officer resigned and Mr. Conn Flanigan was appointed as the Company’s Chief Executive Officer and sole director. On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million shares of the Company’s common stock. In October 2014, the Company issued 20,534 shares to 30 new investors for total proceeds of $2,053. On December 22, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment. Singapore eDevelopment subsequently contributed its ownership in the Company to its subsidiary SeD Home International, Inc. (which also owned SeD Home until December 29, 2017, at which time SeD Home International, Inc. contributed its shares of SeD Home to the Company). The majority of the Company’s common stock continues to be owned by SeD Home International, Inc. On January 10, 2017, our board of directors appointed Fai H. Chan as Director. On March 10, 2017, Mr. Rongguo (Ronald) Wei, CPA, was appointed as Chief Financial Officer of the Company.

On March 10, 2017, our board of directors approved and ratified a change in the Company's fiscal year end from January 31st to December 31st, effective immediately as of the date of the board approval. On September 5, 2017, the Company changed its name to SeD Intelligent Home Inc., and increased its number of authorized shares to 1,000,000,000 (the par value per share remained $.001).

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), SeD Home Inc. (“SeD Home”), a Delaware corporation, and SeD Home International, Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into SeD Home, with SeD Home surviving as a wholly-owned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017 (the “Closing Date”). Effective as of the Closing, the Company is no longer a “shell company” as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. The Company’s business operations are now those operations that SeD Home is currently conducting, and may conduct in the future.

In connection with the acquisition of SeD Home, the Company has appointed new officers and directors. Fai H. Chan and Moe T. Chan serve now as co-Chief Executive Officers; Rongguo (Ronald) Wei and Alan W. L. Lui serve as Co-Chief Financial Officers, and our Board of Directors includes Fai H. Chan, Moe T. Chan, Conn Flanigan and Charley MacKenzie.

With the completion of the Company’s acquisition of SeD Home, we are now in the business of land development. While the Company will own real estate, the Company does not intend to be a REIT for federal tax purposes.

SeD Home was incorporated in Delaware on February 24, 2015, and was named SeD Home USA, Inc. before changing its name in May of 2015. Prior to the Closing, SeD Home was entirely owned and controlled by Singapore eDevelopment and certain of its subsidiaries since its incorporation. Since SeD Home’s incorporation, the management and funding of SeD Home has been directed by Singapore eDevelopment’s management, including Singapore eDevelopment’s Chief Executive Officer and controlling shareholder, Fai H. Chan. The officers and directors of SeD Home are the same six individuals who are the officers and directors of the Company (listed above). SeD Home’s Black Oak project is a 162-acre land sub-division development north of Houston, Texas. SeD Home’s Ballenger Run project is a 197-acre sub-division development near Washington D.C. in Frederick County, Maryland. SeD Home conducts its operations through nine wholly and partially owned subsidiaries. SeD Home’s affiliates will provide project and asset management via separate agreements with consultants.

The land development business involves converting undeveloped land into buildable lots. When possible, in future projects we will attempt to mitigate risk by attempting to enter into contracts with strategic home building partners for the sale of lots to be developed. In such circumstances, it is our intention that (i) we will conduct a feasibility study on a particular land development; (ii) both SeD Home and the strategic home building partners will work together in connection with acquisition of the appropriate land; (iii) strategic home building partners will typically agree to enter into agreements to purchase up to 100% of the buildable lots to be developed; (iv) SeD Home and the strategic home building partners will enter into appropriate agreements; and (v) SeD Home will proceed to acquire the land for development and will be responsible for the infrastructure development, ensuring the completion of the project and delivery of buildable lots to the strategic home building partner.

We also intend, to the fullest extent practicable, to source land where local government agencies (including county, district and other municipalities) and public authorities, such as improvement districts, will reimburse the majority of infrastructure costs incurred by the land developer for developing the land to build taxable properties. The developers and public authorities enter into agreements whereby the developers are reimbursed for their costs of infrastructure.

The Company will also consider the potential to purchase foreclosure property development projects from banks, if attractive opportunities should arise.

The Company, utilizing the extensive business network of its management and majority shareholder, may from time to time attempt to forge joint ventures with other parties. Through its subsidiaries, SeD Home may manage such joint ventures.

In addition to the completion of our current projects, we intend to seek additional land development projects in diverse regions across the United States. Such projects may be within both the for-sale and for-rent markets, and we may expand from residential properties to other property types, including but not limited to commercial and retail properties. We will consider projects in diverse regions across the United States, however, SeD Home and its management and consultants have longstanding relationships with local owners, brokers, managers, lenders, tenants, attorneys and accountants to help it source deals throughout Maryland and Texas. SeD Home will continue to focus on off-market deals and raise appropriate financing.

SeD Home, via a subsidiary, is presently exploring opportunities to expand its current portfolio by developing communities solely designed for renters. SeD Home is exploring the potential to pursue this new endeavor in part to improve cash flow and smooth out the inconsistencies of income in residential land development. SeD will continue to attempt to mitigate risk and maximize returns. At the present time, SeD Home owns one home through its subsidiary SeD USA, LLC that is available for rent. Previously, SeD Home owned other homes for rent which have been sold.

Entering into the business of building homes with the intention of owning and renting those homes would provide an opportunity for SeD Home to create value by (i) acquiring properties for horizontal and vertical development; (ii) providing fee generation via property management and leasing; and (iii) capturing rent escalations over long term periods. SeD Home and its affiliates would provide property management for customers seeking to offload home maintenance and lawn care.

Through our subsidiaries, we will explore the potential to pursue other business opportunities related to real estate. The Company is evaluating the potential to enter into activities related to real estate and home technologies, although we note that these potential opportunities remain at the exploratory stage, and we may not pursue these opportunities at the discretion of our management. The Company is particularly exploring opportunities related to smart home and eco-friendly home technologies.

We also intend to enlarge the scope of property-related services. Additional planned activities, which we intend to be carried out through SeD Home, include financing, home management, realtor services, insurance and home title validation. We may particularly provide these services in connection with homes we build. These activities are also in the planning stages.

The Company has expended minimal resources on the projects currently being explored as potential additions to our core land development business, consisting primarily of management time, payments for market studies and expenditures for the development of proposed floor plans for potential residential developments. The Company has not yet determined the estimated time frame for when it might commence operations in any such new business opportunities.

As of December 31, 2017, we had total assets of $58,166,606 and total liabilities of $24,561,292. Total assets as of December 31, 2016 were $56,133,810 and total liabilities were $27,047,413.

Employees

At the present time, our subsidiary SeD Development Management LLC has four full time employees, and no part time employees. Much of our work is done by contractors retained for projects, and at the present time we have no full or part time employees outside of SeD Development Management LLC.

Compliance with Government Regulation

The development of our real estate projects will require the Company to comply with federal, state and local environmental regulations. In connection with this compliance, our real estate acquisition and development projects will require environmental studies. To date, the Company has spent approximately $42,356 on environmental studies and compliance. Such costs are reflected in construction progress costs in our financial statements.

The cost of complying with governmental regulations is significant and will increase if we add additional real estate projects and become involved in homebuilding in the future. We will incur additional expenses related to complying with U.S. securities reporting requirements now that SeD Home is owned by SeD Intelligent Home Inc.

At the present time, we believe that we have all of the material government approvals that we need to conduct our business as currently conducted. We are subject to periodic local permitting that must be addressed, but we do not anticipate that such requirements for government approval will have a material impact on our business as presently conducted. We are required to comply with government regulations and to make filings from time to time with various government entities. Such work is typically handled by outside contractors we retain.

Intellectual Property

At the present time, the Company does not own any trademarks, but we anticipate filing trademark applications as we expand into new areas of business.

Corporate Organization

The following chart describes the Company’s ownership of various subsidiaries:

SeD Intelligent Home Inc. and Subsidiaries Structure Chart

SED Intelligent Home Inc.
100%
SED Home Inc.
100%
100%
100%
100%
85%
100%
100%
SeD USA, LLC
SeD Develop ment USA, Inc
SeD Ballenger , LLC
SeD Develop ment Manage ment, LLC
SeD Builder, LLC
SeD Texas Home, LLC
100%
68.5%
83.55%
150 Black Oak GP, Inc.
150 CCM Black Oak Ltd
SeD Maryland Develop ment, LLC
0.5%

Black Oak

Black Oak is a 162-acre land infrastructure development and sub-division project situated in Magnolia, Texas north of Houston. 150 Black Oak LP was a partnership formed by our current partner prior to our investment. 150 Black Oak LP had contracts to purchase seven contiguous parcels of land. Our initial equity investment was US$4.3 million for 60% ownership in the partnership. Upon this initial investment in February 2014, we changed the name of the partnership to 150 CCM Black Oak, Ltd (the “Black Oak LP”). Since then we have increased our ownership in the Black Oak LP to 69%. Black Oak LP is owned by a general partner and three limited partners. Black Oak LP is controlled by SeD Home through its indirect ownership and control of the general partner and a majority of the limited partnership interests. The general partner of Black Oak LP, a Texas corporation called 150 Black Oak GP, Inc., is wholly owned by SeD USA, LLC, which in turn is wholly owned by SeD Home. A majority of the limited partnership interests are owned by SeD Development USA, Inc., which is wholly owned by SeD Home. 150 Black Oak GP, Inc. was previously jointly owned with a partner, but is now entirely owned by SeD USA LLC. The limited partners in Black Oak LP include SeD Development USA, Inc., American Real Estate Investments LLC and the Fogarty Family Trust II. As the only Class A limited partner, SeD Development USA, Inc. is entitled to a preferred return of five percent (5%) on its capital contribution prior to distributions to any other limited partner. As of December 31, 2017, Black Oak had total outstanding debts of $11,980,427 to SeD Development USA, Inc. and $ 6,541,465 to SeD Builder, Inc., each of which is one of our subsidiaries. Such loans are at an annual interest rate of 15% per year and are secured by deeds on the Black Oak property.

Black Oak LP is obligated under the Limited Partnership Agreement (as amended) to pay a $6,500 per month management fee to Arete Real Estate and Development Company (Arete), a related party through common ownership and $2,000 per month to American Real Estate Investments LLC (AREI), a related party through common ownership. The Company incurred fees of $102,000 and $102,000 for the years ended December 31, 2017 and 2016, respectively. These fees were capitalized as part of Real Estate on the consolidated balance sheet.

Arete is also entitled to a developer fee of 3% of all development costs excluding certain costs. The fees are to be accrued until $1,000,000 is received in revenue and/or builder deposits relating to the Black Oak Project. At December 31, 2017 and 2016, there were $133,130 and $0 capitalized as Real Estate relating to these costs.

At December 31, 2017 and 2016, the Company had $314,630 and $103,700 owed to Arete in accounts payable and accrued expenses.

At December 31, 2017 and 2016, the Company had $48,000 and $24,000 owed to AREI in accounts payable and accrued expenses.

The site plan at Black Oak is being revised to allow for approximately 420-500 residential lots of varying sizes. We anticipate that our involvement in land development aspects of this project will take approximately three to five additional years to complete. Since February of 2015, we have completed several important tasks related to the project, including clearing certain portions of the property, paving certain roads within the project and complying with the local improvement district to ensure reimbursement of these costs. We project selling lots and the construction of homes will take place in 2018. We are presently in negotiations with multiple builders for lot takedowns or in some cases entire phases of the project.

The Black Oak project is applying for reimbursement of certain construction of roads, sewer, water etc. While we may be entitled to reimbursements from a local improvement district, the amount and timing of such payments is uncertain. The timing of such potential reimbursements will be impacted by certain bond sales by the Harris County Improvement District #17.

In October 2015, the project obtained a US$6.0 million construction loan from Revere High Yield Fund, LP. This loan was paid off in October of 2017.

In August of 2017, we entered into a listing agreement for the Black Oak project with a nationally recognized land broker in Houston, Texas. Should we receive an acceptable offer for all or part of this project, we would strongly consider selling the project. There can be no guarantee that we will receive an offer at an acceptable amount. We continue to move forward with our development plans. If we are able to sell this project at an attractive price, we anticipate utilizing the net proceeds from such sale for the development of new projects and our expansion into new areas of business.

At the present time, the Company is also considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Black Oak property.

Ballenger Run

In November 2015, we completed the US$15.65 million acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into the Assignable Real Estate Sales Contract with NVR, Inc. (“NVR”) by which RBG Family, LLC would sell the 197 acres for $15,000,000 to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC in the Assignment and Assumption Agreement and entered into a series of Lot Purchase Agreements by which NVR would purchase subdivided lots from SeD Maryland Development, LLC.

SeD Maryland Development’s acquisition of the 197 acres was funded in part from a US$5.6 million deposit from NVR Inc. (“NVR”). The balance of US$10.05 million was derived from a total equity contribution of US$15.2 million by SeD Ballenger LLC (“SeD Ballenger”) and CNQC Maryland Development LLC (a unit of Qingjian International Group Co, Ltd, China, “CNQC”). The project is owned by SeD Maryland Development, LLC (“SeD Maryland”). SeD Maryland is 83.55% owned by SeD Ballenger and 16.45% by CNQC.

One of our subsidiaries, SeD Development Management, LLC is the manager of Ballenger Run pursuant to a Management Agreement. Under the Management Agreement, SeD Development Management, LLC shall manage, operate and administer SeD Maryland’ s daytoday operations, business and affairs, subject to the supervision of SeD Maryland, and shall have only such functions and authority as SeD Maryland may delegate to it. For performing these services, SeD Development Management, LLC is entitled to a base management fee of five percent of the gross revenue (including reimbursements) of Ballenger Run. The base management fee shall be earned and paid in monthly installments of $38,650 before gross revenue is determined. When the gross revenue shall be determined, the parties will make adjustments for underpayment or overpayment as necessary to ensure the five percent of the gross revenue. SeD Development Management, LLC may also earn incentive compensation of twenty percent of any profit distributions to SeD Maryland above a 30% pre-tax internal rate of return.

SeD Maryland entered into a Project Development and Management Agreement for Ballenger Run with MacKenzie Development Company, LLC and Cavalier Development Group, LLC on February 25, 2015. MacKenzie Development Company, LLC assigned its rights and obligations to this agreement to Adams Aumiller Properties, LLC on September 9, 2017. Pursuant to this Project Development and Management Agreement, Adams Aumiller, LLC and Cavalier Development Group, LLC coordinate and manage the construction, financing, and development of Ballenger Run. SeD Maryland compensates Adams Aumiller LLC and Cavalier Development Group, LLC with a monthly aggregate fee of $14,667 until all single family and townhome lots have been sold. The monthly aggregate fee will then adjust to $11,000 which will continue for approximately eight months to allow all close out items to be finished including the release of guarantees and securities as required by the government authorities. The Project Development and Management Agreement for Ballenger Run also requires SeD Maryland to pay a fee of $1200 and $500 for each single-family and townhome, respectively, sold to a third party. Finally, SeD Maryland will also pay a fee of $50,000 upon the sale of the parcel underlying the multi-family lots and for the CCRC parcel.

This property is zoned for 443 entitled Residential Lots, 210 entitled Multifamily Units and 200 entitled Continuing Care Retirement Community (“CCRC”) units approved for twenty (20) years from the date of a Developers Rights & Responsibilities Agreement dated October 8, 2014, as amended on September 6, 2016. We anticipate that the completion of our involvement in this project will take approximately five years from the date of this Annual Report.

Revenue from Ballenger Run is anticipated to come from four main sources:

●
The sale of 443 entitled and constructed residential lots to NVR;
●
The sale of the lot for the 210 entitled multi-family units;
●
The sale of the lot for the 200 entitled CCRC units; and
●
The sale of 443 front foot benefit assessments.

The total project revenue is estimated to be approximately $68 million (prior to costs). Revenues may be lower, however, if we fail to attain certain goals and meet certain conditions.

Financing from Xenith Bank (f/k/a The Bank of Hampton Roads or Shore Bank) closed simultaneous with the settlement on the land on November 23, 2015, pursuant to a subsequent amendment to the terms of this loan, the loan provides (i) for a maximum of $11 million outstanding; (ii) that the maturity of this loan will be December 31, 2019; and (iii) includes an $800,000 letter of credit facility, with an annual rate of 1.5% on all issued letters of credit.

This loan is to fund the development of the first 276 lots, the multi-family parcel and senior living parcel, the amenities associated with these phases, and certain Ballenger Creek Pike improvements.

Expenses from Ballenger Run include, but not be limited to costs associated with land prices, closing costs, hard development costs, cost in lieu of construction, soft development costs and interest costs. We presently estimate these costs to be between $58 and $60 million. We may also encounter expenses which we have not anticipated, or which are higher than presently anticipated.

This project will have four phases. The first phase has been completed and the second phase has begun.

The following chart describes the various phases of this project:

SF	Neo	Villa	TH	Total
Phase 1	40	9	30	33	112
Phase 2A	39	24	0	0	63
Phase 2B	0	0	0	59	59
Phase 2C	0	0	26	16	42
Phase 2D	0	0	29	43	72
Phase 3	95	0	0	0	95
Total	174	33	85	151	443

Phase 2C
Phase 2D
Phase 2B
Phase 1
Phase 2A
Phase 3
TUSCARORA HIGH SCHOOL
COUNTY PARK DEDICATION
Phasing Plan
FOR
BALLENGER RUN
HARRIS SMARIGA

APPROVALS

1. Phase II Combined Preliminary/Site Plan
   - All Phases as shown.
2. Improvement Plans
   - Phase 1 (yellow)

Phase 1 construction of all infrastructure was complete as of December 31, 2017. The initial model lot sales with NVR began in May 2017 and all lot sales of varying types as outlined in the chart set forth above are continuing through the first quarter of 2018. In the fourth quarter of 2017 all improvement plans and cost estimates were approved for Phases 2A, 2B, 2C and 2D. Phase 2B is the next phase of lot takedowns for NVR. Phase 2B plat recordation and final construction began in March of 2018. Lot sales to NVR also began in March of 2018. Phases 2A, C and D plat recordation and final construction are anticipated by June of 2018.

Sale of Residential Lots

The 443 Residential Lots were contracted for sale under a Lot Purchase Agreement to NVR, a company based in the US and listed on the New York Stock Exchange. NVR is a home builder which is engaged in the construction and sale of single family detached homes, townhouses and condominium buildings. It also operates a mortgage banking and title services business. Under the Lot Purchase Agreements, NVR provided SeD Home with an upfront deposit of $5.6 million and has agreed to purchase the lots at a range of prices. The total estimated revenue to be received pursuant to these Lot Purchase Agreements, if all lots are sold, is approximately $59 million based on our projection that the lot selling prices will increase 3% per annum on a quarterly basis after June 1, 2018 . The lot types and quantities to be sold to NVR under the Lot Purchase Agreements include the following:

Lot Type	Quantity
Single Family Detached Large	85
Single Family Detached Small	89
Single Family Detached Neo Traditional	33
Single Family Attached 28’ Villa	85
Single Family Attached 20’ End Unit	46
Single Family Attached 16’ Internal Unit	105
Total	443

There are five different types of Lot Purchase Agreements (“LPAs”), which are essentially the same except for the price and unit details for each type of lot. Under the LPAs, NVR shall purchase 30 available lots per quarter. The LPAs provide several conditions related to preparation of the lots which must be met so that a lot can be made available for sale to NVR. SeD Maryland is to provide customary lot preparation including but not limited to as survey, grading, utilities installation, paving, and other infrastructure and engineering. The sale of 13 model lots to NVR began in May of 2017. As of December 31, 2017, total 42 lots were sold. NVR has started marketing lots and has commenced sales. In the event NVR did not purchase the lots under the LPAs, SeD Maryland would be entitled to keep the NVR deposit and terminate the LPAs. Should SeD Maryland breach the LPAs, it would have to return the remainder of the NVR deposit that has not already been credited to NVR for any sales of lots under the LPAs and NVR would be able to seek specific performance of the LPAs as well as any other rights available at law or in equity.

Sale of Lots for the Multi-family Units

In June 2016, SeD Maryland Development, LLC (“Maryland”) entered into a lot purchase agreement with Orchard Development Corporation (“Orchard”) relating to the sale of 210 multi-family units in the Ballenger Run Project for a total purchase price of $5,250,000 with a closing date of March 31, 2018. Based on the agreement, Orchard must put $100,000 into a third-party escrow account upon signing of the agreement and an additional $150,000 upon completion of the feasibility study, which occurred in November 2016. As of December 31, 2017 and 2016, $250,000 in deposits is held in the escrow account. Since the monies are held in an escrow account and not entitled to the Company, there is no deposit recorded by the Company. As of March 31, 2018, the agreement was amended to extend the closing date 30 days for an additional deposit of $25,000. The extension also provides two additional 30-day extensions which if exercised will require an additional $25,000 deposit each.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to pay the developer to reimburse the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled at which time we can sell the collection rights to the assessments to investors who will pay a lump sum up front so we can realize the revenue sooner. Overall, we project that these front foot benefits will result in additional profits of approximately $900,000. Front foot benefit assessments are subject to amendment by regulatory agencies, legislative bodies, and court rulings, and any changes to front foot benefit assessments could cause us to reassess these projections.

CCRC Parcel

On February 19, 2018, SeD Maryland Development, LLC entered into a contract to sell the CCRC parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9 acre lot would be $2,900,000.00 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. The Company will seek to find alternative purchasers for the CCRC parcel.

Wetland Impact Permit

The Ballenger project will require a joint wetland impact permit, which requires the review of several state and federal agencies, including the US Army Corps of Engineers. The permit is primarily required for Phase 3 construction which will not start until 2019 or later but it also affects a pedestrian trail at the Ballenger project and the multi-family sewer connection. The US Army Corps of Engineers allowed us to proceed with construction on Phase 1 but required archeological testing. As of the date of this report, the archeological testing has been completed with no further recommendations on Phase 1 of the project. Required architectural studies on the final phase of development will likely result in the loss of only one lot, however, we cannot be certain of future reviews and their impact on the project.

K-6 Grade School Site

In connection with getting the necessary approvals for the Ballenger Project, we agreed to transfer thirty acres of land that abuts the development for the construction of a local K-6 grade school. We will not be involved in the construction of such school.

Home Incubation Project

Recognizing that large land sub-division projects have a longer time horizon, we previously introduced a home incubation initiative to market completed U.S. single-family homes, with existing tenants, to investors in Asia (the “Home Incubation Project”).

Under the Home Incubation Project, we purchased 27 homes, mostly located in Texas. We sold 24 of the homes by the end of 2016 and an additional two in 2017. SeD Home retains only one rental home at the present time. The Group also purchased a terrace residential property in Washington, DC, and renovated and sold the property in 2017.

Competition

There are a number of companies engaged in the development of land. Should we expand our operations into the business of constructing homes ourselves, we will face increased competition, including competition from large, established and well-financed companies, some of which may have considerable ties and experience in the geographical areas in which we seek to operate. Similarly, as we consider other opportunities we may wish to pursue in addition to our current land development business, we anticipate that we will face experienced competitors.

We will compete in part on the basis of the skill, experience and innovative nature of our management team, and their track record of success in diverse industries.

Emerging Growth Company

We qualify as an Emerging Growth Company as defined in the Jumpstart Our Business Startups (JOBS) Act. As an “Emerging Growth Company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●
have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●
provide an auditor attestation with respect to management’s report on the effectiveness of our internal controls over financial reporting;

●
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●
submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●
disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” until the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement (in the case of the Company, this date will be December 31, 2018). The applicable rules also provide that we would cease to be an emerging growth company at the earliest to occur of (i) the last day of the first fiscal year in which our total annual gross revenues is $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates is $700 million as of the last business day of our most recently completed second fiscal quarter; or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive thus, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before making a decision to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, results of operations and financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Company

We will need additional capital to expand our current operations or to enter into new fields of operations.

Both the expansion of our current land development operations into new geographic areas and the proposed expansion of the Company into new businesses in the real estate industry will require additional capital. We will need to seek additional financing either through borrowing, private offerings of our securities or through strategic partnerships and other arrangements with corporate partners. We cannot be assured that additional financing will be available to us, or if available, will be available to us on terms favorable to us. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or expand our operations.

We must retain key personnel for the success of our business.

Our success is highly dependent on the skills and knowledge of our management team, including their knowledge of our projects and network of relationships. If we are unable to retain the members of such team, or adequate substitutes, this could have a material adverse effect on our business and financial condition.

If we fail to effectively manage our growth our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the expansion of our operations, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to hire additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

There are risks related to conflicts of interest with our partners.

The two projects will be dependent upon SeD Development Management LLC, a subsidiary of SeD Home, for the services required for their operations. The interlocking interests of our officers and directors create a number of conflicts of interest between our Company and our partners in the two projects. Neither of the two current projects has any employees and these projects will be dependent upon SeD Development Management LLC and its affiliates for the services required for their operations.

The Company, through SeD Development Management LLC, will receive fees and reimbursements for the services it provides to the limited partnerships and may realize income from operations and upon the liquidation of the limited partnerships. The agreements and arrangements between the limited partnerships and SeD Development Management LLC and its affiliates, including those relating to compensation, were not negotiated at arm’slength. Although the aggregate amount of reimbursements SeD Development Management LLC may receive is limited by the limited partnership’s Management Agreement, the amount of services that SeD Development Management LLC provides, and therefore the amount of reimbursement it receives within these limits, will be determined in the first instance by SeD Development Management LLC.

SeD Development Management LLC manages Ballenger Run for SeD Maryland. Potential conflict between SeD Development Management, LLC and CNQC regarding the management of Ballenger Run could undermine our ability to effectively implement our vision for these projects, and could result in costly and time-consuming litigation.

SeD Development USA, LLC, a wholly owned subsidiary of SeD Home, serves as the General Partner of 150 CCM Black Oak Ltd. Pursuant to the Limited Partnership Agreement and the Bylaws of the General Partner, SeD Development Management, as General Partner, shall manage the construction and development of the property at Black Oak. Potential conflict between SeD Development Management, LLC and the limited partners of Black Oak LP, Fogarty Family Trust II and American Real Estate Investments, LLC, regarding the management of Black Oak could undermine our ability to effectively implement our vision for these projects, and could result in costly and time-consuming litigation.

Members of our management may face competing demands relating to their time, and this may cause our operating results to suffer.

Our Co-Chief Executive Officers, Fai H. Chan and Moe T. Chan, are both officers and directors of Singapore eDevelopment, the entity which owns SeD Home International, Inc., our majority shareholder. They are involved in a number of other projects other than our Company’s real estate business and will continue to be so involved. Both of our Co-Chief Executive Officers have their primarily residences and business offices in Asia, and accordingly, there will be limits on how often they are able to visit the locations of our real estate investments. Similarly, our Co- Chief Financial Officers are both also engaged in non-real estate activities of Singapore eDevelopment, and only one of our Co-Chief Financial Officers resides and works in the United States (at an office located in Bethesda, MD).

Our relationship with our majority shareholder and its parent and affiliates may be on terms which are perceived by investors as more or less favorable than those that could be obtained from third parties.

Our majority shareholder, SeD Home International, Inc., presently owns 99.99% of our issued and outstanding common stock. While we anticipate that such percentage will be diluted over time, our majority shareholder, its parent and affiliates will be perceived as having influence over our management and operations, and any loans or other agreements which we may enter into with our majority shareholder and its parents and affiliates may be perceived by investors as being on terms that are less favorable than we could otherwise receive; such perception could adversely impact the price of our common stock. Similarly, such agreements could be perceived as being on terms more favorable than those that could be obtained from third parties, and any unwillingness by our majority shareholder and its parent and affiliates to engage with our common stock could discourage investors.

Risks Relating to the Real Estate Industry

The market for Real Estate is subject to fluctuations that may impact the value of the land or housing inventory that we hold, which may impact the price of our common stock.

Investors should be aware that the value of any real estate we own may fluctuate from time to time in connection with broader market conditions and regulatory issues which we cannot predict or control, including interest rates, the availability of credit, the tax benefits of homeownership and wage growth, unemployment and demographic trends in the regions in which may conduct business. Should the price of real estate decline in the areas in which we have purchased land decline, the price at which we will be able to sell lots to home builders, or if we build houses, the price at which can sell such houses to buyers, will decline.

The regulation of mortgages could adversely impact home buyers willingness to buy new homes which we may be involved in building and selling.

If we become active in the construction and sale of homes to customers, the ability of home buyers to get mortgages could have an impact on our sales, as we anticipate that the majority of home buyers will be financed through mortgage financing.

An increase in interest rates will cause a decrease in the willingness of buyers to purchase land for building homes and completed homes.

An increase in interest rates will likely impact sales, reducing both the number of homes and lots we can sell and the price at which we can sell them.

Our business, results of operations and financial condition could be adversely impacted by significant inflation or deflation.

Significant inflation could have an adverse impact on us by increasing the costs of land, materials and labor. We may not be able to offset cost increases caused by inflation. In addition, our costs of capital, as well as those of our future business partners, may increase in the event of inflation, which may cause us to need to cancel projects. Significant deflation could cause the value of our inventories of land or homes to decline, which could sharply impact our profits.

New environmental regulations could create new costs for our land development business, and other business in which we may commence operations.

At the present time, we are subjected to a number of environmental regulations. If we expand into the business of building homes ourselves, we will be subjected to an increasing number of environmental regulations. The number and complexity of local, state and federal regulations may increase over time. Additional environmental regulations can add expenses to our existing business, and to businesses which we may enter into the future, which may reduce our profits.

Zoning and land use regulations impacting the land development and homebuilding industries may limit our activities and increase our expenses, which would adversely affect our profits.

We must comply with zoning and land use regulations impacting the land development and home building industries. We will need to obtain the approval of various government agencies to expand our operations as currently into new areas and to commence the building of homes. Our ability to gain the necessary approvals is not certain, and the expense and timing of approval processes may increase in ways that adversely impact our profits.

The availability and cost of skilled workers in the building trades may impact the timing and profitability of projects that we participate in.

Should there be a lack of skilled workers to be retained by our Company and its partners, the ability to complete land development and potential construction projects may be delayed.

Shortages in required materials could impact the profitability of construction partnerships we may participate in.

Should a shortage of required materials occur, such shortage could cause added expense and delays that will undermine our profits.

Our ability to have a positive relationship with local communities could impact our profits.

Should we develop a poor relationship with the communities in which we will operate, such relationship will impact our profits.

We may face litigation in connection with either our current activities or activities which we may conduct in the future.

As we expand our activities, the likelihood of litigation shall increase. The expenses of such litigation may be substantial. We may be exposed to litigation for environmental, health, safety, breach of contract, defective title, construction defects, home warranty and other matters. Such litigation could include expensive class action matters. We could be responsible for matters assigned to subcontractors, which could be both expensive and difficult to predict.

As we expand operations, we will incur greater insurance costs and likelihood of uninsured losses.

If we expand our operations into home building, we may experience material losses for personal injuries and damage to property in excess of insurance limits. In addition, our premiums may raise.

Health and safety incidents that occur in connection with our potential expansion into the home building business could be costly.

If we commence operations in the homebuilding business, we will be exposed to the danger of health and safety risks to our employees and contractors. Health and safety incidents could result in the loss of the services of valued employees and contractors and expose us to significant litigation and fines. Insurance may not cover, or may be insufficient to cover, such losses.

Adverse weather conditions, natural disasters and man-made disasters may delay our projects or cause additional expenses.

The land development operations which we currently conduct and the construction projects which we may become involved in at a later date may be adversely impacted by unexpected weather and natural disasters, including but not limited to storms, hurricanes, tornados, floods, blizzards, fires, earthquakes. Man-made disasters including terrorist attacks, electrical outages and cyber-security incidents may also impact the costs and timing of the completion of our projects. Cyber-security incidents, including those that result in the loss of financial or other personal data, could expose us to litigation and reputational damage. If insurance is unavailable to us on acceptable terms, or if our insurance is not adequate to cover business interruptions and losses from the conditions described above and similar incidents, or results of operations will be adversely affected. In addition, damage to new homes caused by these conditions may cause our insurance costs to increase.

Risks Associated with Real Estate Related Debt and Other Investments

Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.

We may originate and purchase real estate debt securities, which are subject to numerous risks including delinquency and foreclosure. We will not have recourse to the personal assets of our tenants. The ability of a lessee to pay rent depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the tenant.

Any hedging strategies we utilize may not be successful in mitigating our risks.

We may enter into hedging transactions to manage, for example, the risk of interest rate or price changes. To the extent that we may occasionally use derivative financial instruments, we will be exposed to credit, basis and legal enforceability risks. Derivative financial instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may not be able to manage these risks effectively.

Risks Related to Our Potential Expansion into New Fields of Operations

If we pursue the development of new technologies, we will be required to respond to rapidly changing technology and customer demands.

In the event that the Company enters the business of developing “Smart Home” and similar technologies (an area which we are presently exploring), the future success of such operation will depend on our ability to adapt to technological advances, anticipate customer demands and develop new products. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.

Risks Related to Our Common Stock

The shares of our common stock are currently not being traded and there can be no assurance that there will be an active market in the future.

Our shares of common stock are not publicly traded, and if trading commences, the price may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock in the future. As a result, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business.

It is possible that we will not establish an active market unless our stock is listed for trading on an exchange, and we cannot assure you that we will ever satisfy exchange listing requirements.

It is possible that a significant trading market for our shares will not develop unless the shares are listed for trading on a national exchange. Exchange listing would require us to satisfy a number of tests as to corporate governance, public float, shareholders, equity, assets, market makers and other matters, some of which we do not currently meet. We cannot assure you that we will ever satisfy listing requirements for a national exchange or that there ever will be significant liquidity in our shares.

If we issue additional shares of our common stock, you will experience dilution of your ownership interest.

We may issue shares of our authorized but unissued equity securities in the future. Such shares may be issued in connection with raising capital, acquiring assets or firing or retaining employees or consultants. If we issue such shares, your ownership will be diluted.

We do not intend to pay dividends in the foreseeable future, and investors should not purchase our stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and we do not anticipate that we will pay dividends in the foreseeable future. Accordingly, some investors may decline to invest in our common stock, and this may reduce the liquidity of our stock.

The limitations on liability for officers, directors and employees under the laws of the State of Nevada and the existence of indemnification rights for our officers, directors and employees could result in substantial expenditures by the Company and could discourage lawsuits against our officers, directors and employees.

Our Articles of Incorporation contain a specific provision that eliminates the liability of our officers and directors for monetary damages to our company and shareholders. Further, we intend to provide indemnification to our officers and directors to the fullest extent permitted by the laws of the State of Nevada. We may also enter into employment and other agreements in the future pursuant to which we will have indemnification obligations. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against officers and directors. These obligations may discourage the filing of derivative litigation by our shareholders against our officers and directors even where such litigation may be perceived as beneficial by our shareholders.

SeD Home will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, SeD Home will incur significant legal, accounting and other expenses that SeD Home did not occur prior to being acquired by the Company.

Item 1B. Unresolved Staff Comments.

Not Applicable to Smaller Reporting Companies.

Item 2. Properties.

Black Oak

The Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development consists of 450 lots on 162 acres. Black Oak LP is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

Ballenger Run

Ballenger Run is a residential land development project located in Frederick County in Frederick, Maryland. This property is located approximately 40 miles from Washington, DC, 50 miles from Baltimore and is located less than four miles from I-70 and I-270. Ballenger Run is situated on approximately 197 acres of land and entitled for 853 residential units consisting of 443 residential Lots, 210 multi-family units and 200 age restricted units. SeD Development Management is the primary developer responsible for all infrastructure development.

Development of Properties

At the present time, the Company is considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Black Oak property.

Office Space

At the present time, the Company is renting offices in Houston, Texas and Bethesda, Maryland through SeD Home. At the present time, our office space is sufficient for our operations as presently conducted, however, as we expand into new projects and into new areas of operations we anticipate that we will require additional office space.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

There are no material proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is presently no established public trading market for our shares of common stock. We do plan to reapply for quoting of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares of common stock will be quoted on the Bulletin Board or, if traded, that a public market will materialize. In connection with the change of the Company’s name from Homeownusa to SeD Intelligent Home Inc., the Company’s symbol changed from HMUS to SEDH on December 13, 2017.

Holders

At April 17, 2018, the Company had 53 shareholders.

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

The Company does not have securities authorized for issuance under any equity compensation plans

Performance graph

Not applicable to smaller reporting companies.

Recent sales of unregistered securities; use of proceeds from registered securities

On December 29, 2017, we issued 630,000,000 shares of our Common Stock to SeD Home International, Inc., the sole shareholder of SeD Home, in exchange for all 500,000,000 of the issued and outstanding shares of SeD Home. Such securities were not registered under the Securities Act of 1933 and were issued pursuant to the exemption under Section 4(2) of the Securities Act.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2017.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	Year Ended
	December 31, 2017	December 31, 2016
Revenue	$6,957,042	$1,030,059
Operating Expenses	$7,336,319	$2,183,426
Net Loss	$(249,769)	$(1,111,622)

Revenue

Revenue was $6,957,042 for the period ended December 31, 2017 as compared to $1,030,059 for the period ended December 31, 2016. This increase in revenue is primarily attributable to the Company having an increase in property sales from the Ballenger Project, starting in May of 2017. We anticipate a higher level of revenue from sales in 2018. Builders are required to purchase minimum numbers of lots based on sales agreements we enter into with them. We collect revenue from the sale of lots to builders; we do not build any houses ourselves at the present time.

Rental income declined from $230,059 in the period ended December 31, 2016 to $88,438 in the period ended December 31, 2017 as certain rental properties were sold (we now own only one rental property). Unless we acquire additional rental-income producing assets, such rental income may decline further in 2018 if this remaining rental home is sold.

Operating Expenses

Operating expenses increased to $7,336,319 for the period ended December 31, 2017 from $2,183,426 for the period ended December 31, 2016. This increase is caused by increased costs relating to increased sales, which cost of sales increased from $970,397 in the period ended December 31, 2016 to $6,217,779 in the period ended December 31, 2017. Accrued construction expenses were allocated to lot sales. We anticipate total cost of sales will increase as revenue increases.

Net Loss

Net loss decreased from $1,111,622 to $249,769 in the period ended December 31, 2016 to December 31, 2017, in large part because of our increased property sales. In 2018, we anticipate further decline in losses relating to our current operations, however, the addition of new operations may cause new expenses that delay any profitability.

Liquidity and Capital Resources

Our real estate assets have increased to $ 54,543,092 as of December 31, 2017 from $52,915,566 as of December 31, 2016. This increase largely reflects an increase in construction in progress to $30,104,201 as of December 31, 2017 from $26,146,557. Our liabilities declined from $27,047,413 at December 31, 2016 to $24,561,292 at December 31, 2017. Our total assets have increased to $58,166,606 as of December 31, 2017 from $56,133,810 as of December 31, 2016.

As of December 31, 2017, we had cash $358,233, compared to $424,548 as of December 31, 2016. Our Ballenger Run revolver loan balance from Hampton Road Bank is approximately $ 8.1 million and the credit limit is $11 million as of December 31, 2017. At December 31, 2016, the revolver loan balance is approximate $7.2 million and credit limit is $8 million. In addition, we owed $6 million to Revere High Yield Fund, which was paid off in October 2017 with related party debt. The interest of related party loans is accruing and the due date of these loans could be extended.

Based on the sales projection of Ballenger run by sales contract with NVR and Orchard Development Corporation, the 2018 revenue is expected to be approximately $20 million. The majority of the loan from Xenith Bank will be repaid and the balance closes to less than $1 million at end of 2018. The credit line of revolver loan is $11 million. At the same time, we expect that the restricted cash $2.6 million will release to us around September 2018 after we satisfy the terms on the loan agreement. In 2018, Ballenger will distribute about $2.7 million cash back to SeD Home.

Currently the Black Oak project does not have any financing from third parties. The future development timeline of Black Oak is based on multiple limiting conditions, such as the amount of the funds raised from capital market, the loans from third party financial institutions, and the government reimbursements, etc. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Net cash Used in Operating Activities	$(2,688,056)	$(12,034,820)
Net Cash Used in Investing Activities	$(32,801)	$(42,947)
Net Cash Provided by Financing Activities	$2,654,542	$10,209,538
Net Decrease in Cash	$(66,315)	$(1,868,229)
Cash at beginning of the year	$424,548	$2,292,777
Cash at end of the year	$358,233	$424,548

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development and property purchased for resale. In the year 2017, cash used in operating activities was $2,688,056 compared with $12,034,820 in 2016. The decease of the development costs in 2017 is the main reason of decrease of the cash used in operating activities. With the completion of the part of phase one of Black Oak project, development speed was adjusted with our development funding conditions and development costs went down as well. Ballenger development costs also went down in the year of 2017 compared that period in 2016 because of the different development stages and the reduction by the allocated costs of sold lots.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily includes purchases of office fixture and computer equipment and money market deposit required by Hampton Road Bank as the revolver loan collateral.

Cash Flows from Financing Activities

In 2016, most of loans were from third party financial institutes, Revere Loan for Black Oak project and Hampton Loan for Ballenger Run project. In 2017, SeD Home borrowed $7.5 million from SeD Home International to pay off Revere Loan of $6 million and to support the land development of Black Oak and Ballenger projects. Ballenger Run also borrowed about $1 million from the Hampton Road Bank for its land development.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to perform at certain times of year. This may impact the expenses of SeD Home from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Estimates

We have established various accounting policies under US GAAP. Some of these policies involve judgments, assumptions and estimates by management. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an ongoing basis. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment. therefore, actual results could differ from these estimates. The accounting policies that we deem most critical as follows:

Revenue Recognition and Cost of Sales

The Company recognizes sales of lots only upon closing under the full accrual method. Revenue is recognized when ownership of the lots is transferred to the buyer (HUDs are executed).

Land acquisition costs are allocated to each lot based on the size of the lot comparing to the total size of all lots in the project. Development costs and capitalized interest are allocated to lots sold based on the total expected development and interest costs of the completed project and allocating a percentage of those costs based on the selling price of the sold lot compared to the expected sales values of all lots in the project.

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations,” which acquired assets are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold.

The Company capitalized interest from related party borrowings of $211,005 and $2,662,189 for the years ended December 31, 2017 and 2016, respectively. The Company capitalized interest from the third-party borrowings of $1,008,220 and $911,764 for the years ended December 31, 2017 and 2016, respectively.

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met:

(1) management, having the authority to approve the action, commits to a plan to sell the property. (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary. (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated. (4) the sale of the property is probable and is expected to be completed within one year or the property is under a contract to be sold. (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value. and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as “held for sale”. “Real estate held for sale” only includes El Tesoro project and D street project.

Valuation and impairment of the project

Through December 31, 2017, it was the Company’s policy to obtain an independent third-party valuation for each project every two years to test for impairment. Every reporting period, the Company compared the book value to the fair value obtained in the most recent valuation and looks at market conditions to see if there are any indicators of impairment. If any indicators are noted, the Company will obtain a new valuation and compare the fair value to the book value.

Beginning in 2018, it is the Company’s policy to obtain annual independent third-party valuations as of December 31 for each property and compare the fair value from the valuation to the book value to determine if there any impairment.

At December 31, 2016, the Company recognized $29,281 of impairment related to the D Street Home Remodeling Project. There was no impairment for the Black Oak or Ballenger Run Projects.

At December 31, 2017, there was no impairment recognized for any of the projects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

SeD Intelligent Home Inc. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SeD Intelligent Home Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SeD Intelligent Home Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2014.

Somerset, New Jersey

April 17, 2018

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

Assets:
Real Estate
Construction in Progress	$30,104,201	$26,146,557
Land Held for Development	24,302,643	25,449,641
Real Estate Held For Sale	136,248	1,319,368
	54,543,092	52,915,566

Cash	358,233	424,548
Restricted Cash	2,656,670	2,631,761
Other Receivable	513,043	-
Rent Receivable	-	18,260
Prepaid Expenses	49,903	85,449
Fixed Assets, Net	22,062	34,623
Deposits	23,603	23,603

Total Assets	$58,166,606	$56,133,810

Liabilities and Stockholders' Equity

Liabilities
Accounts Payable and Accrued Expenses	$1,131,116	$1,493,224
Accrued Interest - Related Parties	1,935,222	6,284,302
Tenant Security Deposits	2,625	5,175
Builder Deposits	5,356,718	5,900,000
Notes Payable, Net of Debt Discount	8,132,020	12,864,712
Notes Payable - Related Parties, Net of Debt Discount	8,003,591	500,000
Total Liabilities	24,561,292	27,047,413

Stockholders' Equity
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at December 31, 2017 and 2016, respectively	704,043	704,043
Additional Paid In Capital	32,739,017	27,970,331
Accumulated Deficit	(2,092,837)	(1,865,859)
Total Stockholders' Equity	31,350,223	26,808,515
Non-controlling Interests	2,255,091	2,277,882
Total Stockholders' Equity	33,605,314	29,086,397

Total Liabilities and Stockholders' Equity	$58,166,606	$56,133,810

See accompanying notes to the consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2017 and 2016

	2017	2016
Revenue
Rental Income	$88,438	$230,059
Property Sales	6,868,604	800,000
	6,957,042	1,030,059
Operating Expenses
Cost of Sales	6,217,779	970,397
General and Administrative Expenses	1,118,540	1,213,029
	7,336,319	2,183,426

Loss From Operations	(379,277)	(1,153,367)

Other Income
Interest Income	24,909	31,761
Other Income	104,599	9,984
	129,508	41,745

Net Loss Before Income Taxes	(249,769)	(1,111,622)

Provision for Income Taxes	-	-

Net Loss	(249,769)	(1,111,622)

Net Loss Attributable to Non-controlling Interests	(22,791)	(148,191)

Net Loss Attributable to Common Stockholders	$(226,978)	$(963,431)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to the consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
  Consolidated Statements of Stockholders’ Deficit
For the period December 31, 2015 through December 31, 2017

	Common Stock
	Shares	Par Value $0.001	Discount on Common Stock	Additional Paid in Capital	Accumulated Deficits	Non-controlling Interests	Total Stockholders Equity
Balance at December 31, 2015	704,043,324	$704,043	$(37,000)	$72,125	$(902,428)	$2,426,073	$2,262,813

Proceeds from majority stockholders			37,000	21,000			58,000

Imputed interest on related party note				963,681			963,681

Forgiveness of debt - related party				26,913,525			26,913,525

Net loss					(963,431)	(148,191)	(1,111,622)

Balance at December 31, 2016	704,043,324	704,043	-	27,970,331	(1,865,859)	2,277,882	29,086,397

Proceeds from majority stockholders				178,601			178,601

Forgiveness of debt -related party				4,590,085			4,590,085

Net loss					(226,978)	(22,791)	(249,769)

Balance at December 31, 2017	704,043,324	$704,043	$-	$32,739,017	$(2,092,837)	$2,255,091	$33,605,314

See accompanying notes to the consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,2017 and 2016

	2017	2016

Cash Flows From Operating Activities
Net Loss	$(249,769)	$(1,111,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,453	15,959
Impairment of Real Estate	-	29,281
Changes in Operating Assets and Liabilities
Rent Receivable	18,260	10,597
Other Receivable	(513,043)	-
Prepaid Expenses	35,546	(18,783)
Accounts Payable and Accrued Expenses	(362,108)	166,068
Accrued Interest - Related Parties	211,005	2,662,189
Tenant Security Deposits	(2,550)	(5,725)
Real Estate Purchases and Development Costs	(1,302,568)	(13,782,784)
Builder Deposits	(543,282)	-
Net Cash Used In Operating Activities	(2,688,056)	(12,034,820)

Cash Flows From Investing Activities
Cash Paid for Deposits	-	(2,112)
Change in Restricted Cash	(24,909)	(31,761)
Purchase of Fixed Assets	(7,892)	(9,074)
Net Cash Used In Investing Activities	(32,801)	(42,947)

Cash Flows From Financing Activities
Capital Contribution - Related Party	178,601	58,000
Proceeds from Notes Payable	1,052,350	9,941,942
Repayments to Note Payable	(6,000,000)	-
Financing Fees Paid	(110,000)	(109,285)
Net Proceeds from Notes Payable - Related Parties	7,533,591	318,881
Net Cash Provided By Financing Activities	2,654,542	10,209,538

Net Decrease in Cash	(66,315)	(1,868,229)
Cash - Beginning of Year	424,548	2,292,777
Cash - End of Year	$358,233	$424,548

Supplementary Cash Flow Information
Cash Paid For Interest	$905,376	$896,690
Cash Paid For Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Debt Discount From Related Party Imputed Interest	$-	$963,681
Forgiveness of Notes Payable - Related Parties	$4,590,085	$26,913,525
Amortization of Debt Discount Capitalized	$324,958	$608,125

See accompanying notes to the consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.
NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SeD Intelligent Home Inc. (the Company), formerly known as Homeownusa, was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company, acquired SeD Home Inc. (“SeD Home”) by reverse merger. SeD Home, a Delaware corporation, formed on February 24, 2015, is principally engaged in developing, selling, managing, and leasing commercial properties in the United States. The Company is 99.99% owned by SeD Home International, Inc., which is wholly – owned by Singapore eDevelopment Limited, a multinational public company, listed on the Singapore Exchange Securities Trading Limited (“SGX-ST”).

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
SeD Home Inc.	The State of Delaware, U.S.A.	February 24, 2015	100%
SeD USA, LLC	The State of Delaware, U.S.A.	August 20, 2014	100%
150 Black Oak GP, Inc.	The State of Texas, U.S.A.	January 23, 2014	100%
SeD Development USA, Inc.	The State of Delaware, U.S.A.	March 13, 2014	100%
150 CCM Black Oak Ltd.	The State of Texas, U.S.A.	January 23, 2014	69%
SeD Ballenger, LLC	The State of Delaware, U.S.A.	July 7, 2015	100%
SeD Maryland Development, LLC	The State of Delaware, U.S.A.	October 16, 2014	83.55%
SeD Development Management, LLC	The State of Delaware, U.S.A.	June 18, 2015	85%
SeD Builder, LLC	The State of Delaware, U.S.A.	October 21, 2015	100%
SeD Texas Home, LLC	The State of Delaware, U.S.A.	June 16, 2015	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of December 31, 2017, the aggregate non-controlling interest in SeD Home, Inc. was, $2,255,091 which is separately disclosed on the Consolidated Balance Sheet.

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), SeD Home, Inc. (“SeD Home”), a Delaware corporation, and SeD Home International, Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into SeD Home, with SeD Home surviving as a wholly-owned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017 (the “Closing Date”). Prior to the Closing, SeD Home International, Inc. was the owner of 100% of the issued and outstanding common stock of SeD Home and was also the owner of 99.96% of the Company’s issued and outstanding common stock. The Company acquired all of the outstanding common stock of SeD Home from SeD Home International, Inc. in exchange for issuing to SeD Home International, Inc. 630,000,000 shares of the Company’s common stock. Accordingly, SeD Home International, Inc. remains the Company’s largest shareholder, and the Company is now the sole shareholder of SeD Home. The Agreement and the transactions contemplated thereby were approved by the Board of Directors of each of the Company, the Merger Sub, SeD Home International, Inc., and SeD Home.

The Agreement is considered a business combination of companies under common control and therefore, the consolidated financial statements include the financial statements of both companies. The accompanying consolidated financial statements have been retrospectively restated as a result of an acquisition of another company under common control with the Company.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2017 or 2016.

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2017 and 2016.

Restricted Cash

As a condition to the loan agreement with The Bank of Hampton Roads, the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The funds will remain as collateral for the loans until the loans are paid off in full.

Rent Receivable

Rent receivables are the result of outstanding rent due from tenants. Management reviews each receivable individually for collectability to determine if an allowance for doubtful accounts is needed. The allowance for doubtful accounts at December 31, 2017 and December 31, 2016 was $0.

Other Receivables

Other receivables include all receivables from buyers, vendors, contractors and all other third parties. The balance at December 31, 2017 is primarily a lot sale receivable for which no allowance is necessary.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives, which are 3 years.

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations,” which acquired assets are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold.

The Company capitalized interest from related party borrowings of $211,005 and $2,662,189 for the years ended December 31, 2017 and 2016, respectively. The Company capitalized interest from the third-party borrowings of $1,008,220 and $911,764 for the years ended December 31, 2017 and 2016, respectively.

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met:

(1) management, having the authority to approve the action, commits to a plan to sell the property. (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary. (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated. (4) the sale of the property is probable and is expected to be completed within one year or the property is under a contract to be sold. (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value. and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as “held for sale”. “Real estate held for sale” only includes El Tesoro project and D street project.

Through December 31, 2017, it was the Company’s policy to obtain an independent third-party valuation for each project every two years to test for impairment. Every reporting period, the Company compared the book value to the fair value obtained in the most recent valuation and looks at market conditions to see if there are any indicators of impairment. If any indicators are noted, the Company will obtain a new valuation and compare the fair value to the book value.

Beginning in 2018, it is the Company’s policy to obtain annual independent third-party valuations as of December 31 for each property and compare the fair value from the valuation to the book value to determine if there any impairment.

At December 31, 2016, the Company recognized $29,281 of impairment related to the D Street Home Remodeling Project. There was no impairment for the Black Oak or Ballenger Run Projects.

At December 31, 2017, there was no impairment recognized for any of the projects.

Revenue Recognition and Cost of Sales

The Company recognizes sales of lots only upon closing under the full accrual method. Revenue is recognized when ownership of the lots is transferred to the buyer (HUDs are executed).

Land acquisition costs are allocated to each lot based on the size of the lot comparing to the total size of all lots in the project. Development costs and capitalized interest are allocated to lots sold based on the total expected development and interest costs of the completed project and allocating a percentage of those costs based on the selling price of the sold lot compared to the expected sales values of all lots in the project.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry-forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The differences relate primarily to net operating loss carryforward from date of acquisition and to the use of the cash basis of accounting for income tax purposes. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recorded any unrecognized tax benefits.

The Company’s tax returns for 2017, 2016, 2015 and 2014 remain open to examination.

Subsequent Events

The Company evaluated the events and transactions subsequent to December 31, 2017, the balance sheet date, in accordance with FASB ASC 855-10-50, through April 17, 2018, which to the date the consolidated financial statements were available to be issued.

2.
CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At December 31, 2017 and 2016, uninsured cash balances were $2,514,903 and $2,406,597 respectively.

3.
PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2017	December 31, 2016
Computer Equipment	$41,597	$34,755
Furniture and Fixtures	21,393	20,343
	62,990	55,098
Accumulated Depreciation	(40,928)	(20,475)
	$22,062	$34,623

Depreciation expense was $20,453 and $15,959 for the years ended December 31, 2017 and 2016, respectively.

4.
BUILDER DEPOSITS

In November 2015, SeD Maryland Development, LLC (“Maryland”) entered into lot purchase agreements with NVR, Inc. (“NVR”) relating to the sale of single-family home and townhome lots to NVR in the Ballenger Run Project. Based on the agreements, NVR is entitled to purchase 443 lots for a price of approximately $56M over a 21-year period, which escalates 3% annually after June 1, 2018.

As part of the agreements, NVR provided was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken from the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. At December 31, 2017 and 2016, there was $5,056,718 and $5,600,000 outstanding, respectively.

Black Oak LP received a deposit of $300,000 from Lexington 26 LP (Colina), a building company located in Texas. At December 31, 2017 and 2016, there was $300,000 outstanding, respectively. In February 2018, the deposit $300,000 was refunded to Colina since both sides agreed to the changed development plan of Colina.

5.
NOTES PAYABLE

On October 7, 2015, the Company entered into a note for $6,000,000, bearing interest at 13%, with a maturity date of October 7, 2016 with Revere Bank. In connection with the loan, the Company incurred origination and closing fees of $524,233, which were recorded as debt discount and are amortized over the life of the loan. The loan is secured by a deed of trust on the property and a Limited Guarantee Agreement with an owner of the Company. On October 1, 2016, the loan was extended to April 1, 2017 for fees of $109,285. These fees were recorded as a debt discount under debt modification accounting are amortized over the extension period. As of December 31, 2016, there was $6,000,000 of principal outstanding and $54,652 of unamortized debt discount remaining. On April 1, 2017, the loan was again extended until October 1, 2017 for a fee of $110,000. These fees were recorded as a debt discount under debt modification accounting and were amortized over the extension period. As of September 30, 2017, the loan was fully repaid and there is no outstanding principal or unamortized debt discount.

On November 23, 2015, SeD Maryland Development LLC entered into a Revolving Credit Note with The Bank of Hampton Roads in the original principal amount of $8,000,000. During the term of the loan, cumulative loan advances may not exceed $26,000,000. The line of credit bears interest at LIBOR plus 3.8% with a floor rate of 4.5%. The interest rate at December 31, 2017 was 5.1875%. Beginning December 1, 2015, interest-only payments are due on the outstanding principal balance. The entire unpaid principal and interest sum is due and payable on November 22, 2018, with the option of one twelve-month extension period. The loan secured by a deed of trust on the property, $2,600,000 of collateral cash, a Limited Guaranty Agreement with the Company and a letter of credit of $800,000. The letter of credit is due on November 22, 2018 and bears interest at 15%. In September 2017, Maryland Development LLC and the Bank of Hampton Roads modified the Revolving Credit Note, which increased the original principal amount from $8,000,000 to $11,000,000 and extended the maturity date of the loan and letter of credit to December 31, 2019.

As of December 31, 2017 and 2016, the principal balance is $8,272,297 and $7,219,947, respectively. As part of the transaction, the Company incurred loan origination fees and closing fees, totaling $480,947, which were recorded as debt discount and are amortized over the life of the loan. The unamortized debt discount was $140,277 and $300,592 at December 31, 2017 and 2016, respectively.

6.
RELATED PARTY TRANSACTIONS

Notes Payable

SeD Home receives advances from Singapore eDevelopment Ltd (100% owner of the Company) to fund development costs and operation costs. The advances are unsecured, bear interest at 18% per annum and are payable on demand. As of December 31, 2015, the Company had outstanding principal due of $12,293,715 and accrued interest of $2,161,055 due to this related party.

SeD Home receives advances from SCDPL (owned 100% by Singapore eDevelopment) to fund development costs and operation costs. The advances are unsecured, bear interest at 18% per annum and are payable on demand. As of December 31, 2015, the Company had outstanding principal due of $4,300,930 and accrued interest of $1,461,058 due to this related party.

On September 30, 2015, SeD Home received $10,500,000 interest free loan, with a maturity date of March 31, 2016, from Hengfai Business Development Pte, Ltd, owned by the Chief Executive Officer of Singapore eDevelopment Ltd and is also the majority shareholder of Singapore eDevelopment Ltd, specifically for Ballenger Run project. SeD Home imputed interest at 13%, which is the interest rate on the Revere Loan noted in Note 5. The imputed interest resulted in a debt discount of $622,431 which is amortized over the life of the note. At December 31, 2015, SeD Home had $10,500,000 outstanding on the note and unamortized debt discount of $311,216. On April 1, 2016, SeD Home extended the note on the same terms through December 31, 2016. This resulted in an additional $933,647 of new imputed interest which was amortized during 2016.

At December 31, 2016, considering the longterm development and shortterm debt repayment, SeD Home restructured the loans from these affiliates. The restructuring process was done to transfer the principal of the loans to Singapore eDevelopment Ltd. (100% owner of the Company), which was then forgiven and recorded into additional paid in capital. The principal forgiven was $26,913,525. SeD Home still maintained the accrued interest of $6,283,207. The remaining accrued interest does not bear interest. On August 30, 2017, an additional $4,560,085 of this interest was forgiven and recorded into additional paid in capital. At December 31, 2017, $1,723,122of accrued interest is outstanding relating to this transaction.

SeD Home receives advances from SeD Home Limited (an affiliate of Singapore eDevelopment), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2017 and December 31, 2016, SeD Home had outstanding principal due of $1,050,000 and $500,000 and accrued interest of $86,425 and $1,095.

SeD Home receives advances from SeD Home International. (an affiliate through common ownership). The advances bore interest at 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. At December 31, 2017, there was $6,953,591 of principal and $125,675 of accrued interest outstanding. There were no amounts outstanding at December 31, 2016.

During 2017, prior to the reverse merger, SeD Intelligent Home Inc. borrowed $30,000 from SeD Home International Inc. The borrowings did not bear any interest. In November 2017, the debt was forgiven by SeD Home International Inc. and was recognized into additional paid in capital.

Other Transactions

On November 29, 2016 an affiliate of SeD Home entered into three $500,000 bonds for a total of $1.5 million that are to incur annual interest at eight percent and the principal shall be paid in full on November 29, 2019. SeD Home agreed to guarantee the payment obligations of these bonds. Further, at the maturity date, the bondholder has the right to propose to acquire a property built by SeD Home, and SeD will facilitate that transaction. The proposed acquisition purchase price would be at SeD Home's cost. If the cost price is more than $1.5 million, the proposed acquirer would pay the difference, and if the cost price is below $1.5 million, the affiliate of SeD would pay the difference in cash.

Reverse Merger

As described in Note 1, the reverse merger was done with a related party through common control and ownership.

Management Fees

Black Oak LP is obligated under the Limited Partnership Agreement (as amended) to pay a $6,500 per month management fee to Arete Real Estate and Development Company (Arete), a related party through common ownership and $2,000 per month to American Real Estate Investments LLC (AREI), a related party through common ownership. The Company incurred fees of $102,000 and $102,000 for the years ended December 31, 2017 and 2016, respectively. These fees were capitalized as part of Real Estate on the consolidated balance sheet.

Arete is also entitled to a developer fee of 3% of all development costs excluding certain costs. The fees are to be accrued until $1,000,000 is received in revenue and/or builder deposits relating to the Black Oak Project. At December 31, 2017 and 2016, there were $133,130 and $0 capitalized as Real Estate relating to these costs.

At December 31, 2017 and 2016, the Company had $314,630 and $103,700 owed to Arete in accounts payable and accrued expenses.

At December 31, 2017 and 2016, the Company had $48,000 and $24,000 owed to AREI in accounts payable and accrued expenses.

SeD Maryland Development LLC is obligated under the terms of a Project Development and Management Agreement with Mackenzie Development Company LLC (MacKenzie) and Cavalier Development Group LLC (Cavalier) (together, the Developers) to provide various services for the development, construction and sale of the Project. Mackenzie is partially owned by a family member of a Director of the Company. The agreement is for an estimated initial term of seventy-eight (78) months based on the completion time for the Project and may be extended if necessary. The developers are entitled to certain fees based on time and performance related milestones. The Company incurred fees of $176,000 and $176,000 for the years ended December 31, 2017 and 2016, respectively. These fees were capitalized as part of Real Estate on the consolidated balance sheet. There were no amounts owed to this related party at December 31, 2017 or 2016.

MacKenzie Equity Partners, owned by a Charlie MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement the Company must pay a monthly fee of $12,500 and a 2% management fee. In May 2017, the agreement was amended to increase the monthly fee to $20,000. The Company incurred expenses of $222,930 and $186,095 for the years ended December 31, 2017 and 2016, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. There were no amounts owed to this related party at December 31, 2017 or 2016.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $110,334 and $96,000 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company owed this related party $17,730 and $8,000, respectively.

7.
STOCKHOLDERS’ EQUITY

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

Effective September 30, 2015, the Company entered into a non-interest bearing note with a related party (see Note 6), for which interest was imputed. Imputed interest recorded to additional paid in capital for the years ended December 31, 2016 and 2015 was $622,431 and $963,681, respectively.

As discussed in Note 6, on December 31, 2016, $26,913,525 of related party notes payable was forgiven and recorded as additional paid in capital.

In 2017, SeD International, a related party through common ownership, contributed $178,600 into the Company. The related party also forgave $4,560,085 of accrued interest as of August 30, 2017.

Per Note 1, 630,000,000 shares of common stock were issued on December 29, 2017 in connection with the reverse merger.

8.
COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The leases expire in 2018 and 2020, respectively and have monthly rental payments ranging between $2,050 and $8,205. Rent expense was $112,293 and $89,382 for the years ended December 31, 2017 and 2016, respectively. The below table summarizes future payments due under these leases as of December 31, 2017.

For the Years Ended December 31:
2018	112,919
2019	94,325
2020	96,924
Total	$304,167

Lot Sale Agreements

In June 2016, SeD Maryland Development, LLC (“Maryland”) entered into a lot purchase agreement with Orchard Development Corporation (“Orchard”) relating to the sale of 210 multi-family units in the Ballenger Run Project for a total purchase price of $5,250,000 with a closing date of March 31, 2018. Based on the agreement, Orchard must put $100,000 into a third-party escrow account upon signing of the agreement and an additional $150,000 upon completion of the feasibility study, which occurred in November 2016. As of December 31, 2017 and 2016, $250,000 in deposits is held in the escrow account. Since the monies are held in an escrow account and not entitled to the Company, there is no deposit recorded by the Company. As of March 31, 2018, the agreement was amended to extend the closing date 30 days for an additional deposit of $25,000. The extension also provides two additional 30-day extensions which if exercised will require an additional $25,000 deposit each.

In February 2018, Maryland entered into a lot purchase agreement with Orchard relating to the sale of the Continuing Care Retirement Community Assisted Independent Living lot in the Ballenger Run Project for a total purchase price of $2,900,000 with a closing date of December 15, 2019. Based on the agreement, the Orchard must put $50,000 into a third-party escrow account upon signing of the agreement and an additional $100,000 upon completion of the feasibility study. The initial deposit of $50,000 is refundable until completion of the feasibility study, which is expected to be completed in May 2018.

9. INCOME TAXES

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA reduces the corporate tax rate to 21 percent beginning with years starting January 1, 2018. Because a change in tax law is accounted for in the period of enactment, the deferred tax assets and liabilities have been adjusted to the newly enacted U.S. corporate rate, and the related impact to the tax expense has been recognized in the current year.

Deferred tax assets and (liabilities) consist of the following at December 31, 2017:
	2017	2016
Interest Income	(2,957,688)	(2,177,407)
Interest Expense	2,990,036	2,786,256
Depreciation and Amortization	(2,548)	(1,408)
Management Fees	170,569	218,670
Others	310,907	400,191
Net Operating Loss	1,260,810	545,305
	1,772,086	1,771,607
Valuation Allowance	(1,772,086)	(1,771,607)
Net Deferred Tax Asset	-	-

At December 31, 2017, the Company has federal net operating loss carryforwards of approximately $4.7 million, which will begin to expire in 2037. The Maryland net operating loss carryforwards of approximately $4.3 million will begin to expire in 2037. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income;accordingly, a valuation allowance of an equal amount has been established. During the years ended December 31, 2017 and 2016, the valuation allowance increased by $479 and $3,297,921, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2017 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2017. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, management determined that the Company did not maintain effective controls over financial reporting due to limited staff with US GAAP and SEC Reporting experience. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

As of September 30, 2017, we had a material weakness that related to the relatively small number of employees who had bookkeeping and accounting functions and therefore prevented us from segregating duties within our internal control system. There was a change in our internal control over financial reporting (as defined in Rules 13a15(f) and 15(d)15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as follows. As of December 29, 2017, the Company acquired SeD Home, and accordingly, expanded its staff to include additional employees who had bookkeeping and accounting functions.

We continue taking steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint additional qualified personnel to the audit committee with financial accounting, GAAP, and SEC experience.

Item 9B. Other Information.

Not Applicable.

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

On January 10, 2017, our board of directors appointed Fai H. Chan as Director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. On March 10, 2017, Mr. Conn Flanigan resigned as the Chief Financial Officer. Mr. Flanigan continues to serve as the President and Secretary of the Company, and as a member of our board of directors. Effective as of March 10, 2017, Mr. Rongguo (Ronald) Wei, CPA, has been appointed as Chief Financial Officer of the Company.

In connection with the acquisition of SeD Home on December 29, 2017, the Company has appointed new officers and directors. Fai H. Chan and Moe T. Chan serve as co-Chief Executive Officers; Rongguo (Ronald) Wei and Alan W. L. Lui serve as Co-Chief Financial Officers, and our Board of Directors include Fai H. Chan, Moe T. Chan, Conn Flanigan and Charley MacKenzie.

The board of directors has no nominating or compensation committees. The company’s current Audit Committee consists of Conn Flanigan.

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Fai H. Chan	73	Co-Chief Executive Officer and Chairman of the Board of Directors
Moe T. Chan	39	Co-Chief Executive Officer and Member of the Board of Directors
Conn Flanigan	49	Secretary and Member of the Board of Directors
Charley MacKenzie	46	Member of the Board of Directors
Rongguo (Ronald) Wei	46	Co-Chief Financial Officer
Alan W. L. Lui	47	Co-Chief Financial Officer

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

Business Experience

Fai H. Chan. Fai H. Chan has served as a member of our Board of Directors since January 10, 2017 and has served as Co-Chief Executive Officer of the Company since December 29, 2017. Mr. Chan is an expert in banking and finance, with years of experience in these industries. He has also restructured 35 companies in various industries and countries in the past 40 years. Mr. Chan serves as the CEO of Singapore eDevelopment, a limited company listed on the Catalist of the Singapore Exchange Securities Trading Limited. Singapore eDevelopment is a diversified holding company. He was appointed director of Singapore eDevelopment on March 1, 2014. He is also Non-Executive Director of ASX-listed bio-technology company Holista Colltech Ltd, a position he has held since July of 2013. Mr. Chan served as a member of the Board of Directors of HotApp Blockchain Inc., a technology company since October of 2014 and served as the Company’s CEO from December of 2014 until June of 2017. From September of 1992 until July of 2015, Mr. Chan also served as Managing Chairman of HKSE-listed Heng Fai Enterprises Limited, a holding company now known as ZH International Holdings, Ltd. He also served as director of Global Medical REIT Inc. (NYSE: GMRE) from December of 2013 until July of 2015 and as director of American Housing REIT Inc. from October of 2013 to July of 2015. Mr. Chan was also formerly (i) the Managing Director of SGX Catalist-listed SingHaiyi Group Ltd from November of 2003 until September of 2013, which under his leadership, transformed from a failing store-fixed business provider with net asset value of less than S$10 million into a property trading and investment company and finally to a property development company with net asset value over S$150 million before Mr. Chan ceded controlling interest in late 2012; (ii) the Executive Chairman of China Gas Holdings Limited, a formerly failing fashion retail company listed on SEHK which, under his direction, was restructured to become one of a few large participants in the investment in and operation of city gas pipeline infrastructure in China; (iii) a director of Global Med Technologies, Inc., a medical company listed on NASDAQ engaged in the design, development, marketing and support information for management software products for healthcare-related facilities; (iv) a director of Skywest Ltd, an ASX-listed airline company; and (v) the Chairman and Director of American Pacific Bank.

Director Qualifications of Fai H. Chan:

The board of directors appointed Mr. Chan in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction.

Moe T. Chan. Moe Chan was appointed Co-Chief Executive Officer of our Company and a member of our Board of Directors on December 29, 2017. Moe Chan has served as the Group Chief Development Officer of Singapore eDevelopment since July of 2015 and is responsible for Singapore eDevelopment’s international property development business (including serving as Co-Chief Executive Officer and a member of the Board of SeD Home). Moe Chan has served as an Executive Director of Singapore eDevelopment since January of 2016. From April 2014 to June 2015 Moe Chan was the Chief Operating Officer of SEHK-listed ZH International Holdings Ltd (formerly known as Heng Fai Enterprises Limited) and was responsible for that company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, he was an executive director (from March 2006 to February 2014) and the Chief of Project Development (from April 2013 to February 2014) of SGX-ST Catalist-listed SingHaiyi Group Ltd, overseeing its property development projects. He was also a non-executive director of the Toronto Stock Exchange-listed RSI International Systems Inc., a hotel software company, from July 2007 to August 2016.

Moe T. Chan has a diverse background and experience in the fields of property, hospitality, investment, technology and consumer finance. He holds a Master’s Degree in Business Administration with honors from the University of Western Ontario, a Master’s Degree in Electro-Mechanical Engineering with honors and a Bachelor’s Degree in Applied Science with honors from the University of British Columbia. Moe Chan is the son of Fai H. Chan.

Director Qualifications of Moe T. Chan:

The board of directors appointed Moe Chan in recognition of his extensive knowledge of real estate and ability to assist the Company in expanding its business.

Conn Flanigan. Mr. Flanigan is a member of our Board of Directors and a practicing attorney specializing in corporate, real estate, and securities law. Mr. Flanigan is a legal advisor to Singapore eDevelopment and has served as officer and director to several US subsidiaries of Singapore eDevelopment. Mr. Flanigan served as the Secretary and General Counsel for Global Medical REIT Inc. (NYSE:GMRE) from December 2013 to May 2017. From September 4, 2013 to May 2017, Mr. Flanigan also served as General Counsel and Secretary, and as a director, of American Housing REIT Inc. Mr. Flanigan served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 23, 2017 until May 12, 2017. Mr. Flanigan has served a director of HotApp Blockchain Inc. since October 23, 2014 and as legal counsel and secretary since December 31, 2014. From February 2000 until May 2017, Mr. Flanigan was employed as General Counsel by subsidiaries of ZH International Holdings, Ltd., including eBanker USA.com, Inc. and ZH USA, LLC.  In this role, he served as General Counsel and Secretary for other ZH International Holdings, Ltd. subsidiaries such as Global Medical REIT Inc. (July 2013 through May 2017).  Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College of Law in 1996.

Director Qualifications of Conn Flanigan:

Mr. Flanigan’s service as an officer, director and employee of various entities has provided him with significant knowledge and experience regarding corporate financial and governance matters.

Charley MacKenzie. Mr. MacKenzie has served as a member of the Company’s Board of Directors since December 29, 2017 and served as the Chief Development Officer for SeD Development Management, a subsidiary of SeD Home, since July of 2015. Mr. MacKenzie has also served as a member of the Board of Directors of SeD Home since October of 2017. He was previously the Chief Development Officer for Inter-American Development (IAD), a subsidiary of Heng Fai Enterprises from April of 2014 to June of 2015. Mr. MacKenzie is also a member of real estate investment company MacKenzie Equity Partners since June 2005 and was the owner of moving and storage company Smartbox Portable Storage from October 2006 to February 2017. Mr. MacKenzie focuses on acquisitions and development of residential and mixed-use projects within the United States. Mr. MacKenzie specializes in site selection, contract negotiations, marketing and feasibility analysis, construction and management oversight, building design and investor relations. Mr. MacKenzie has developed over 1,300 residential units inclusive of single family homes, multi-family, and senior living dwellings totaling more than $110M and over 650,000 square feet of commercial valued at over $100M. Mr. MacKenzie received a BA and graduate degree from St. Lawrence University where he served on Board of Trustees from 2003-2007.

Director Qualifications of Charley MacKenzie:

The board of directors appointed Charley MacKenzie in recognition of his extensive knowledge of real estate and ability to assist the Company in expanding its business.

Rongguo (Ronald) Wei. Mr. Wei has served as the Company’s Chief Financial Officer since March 10, 2017. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. As the Chief Financial Officer of SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting, and taxation activities for that company. Prior to joining SeD Development Management LLC in August of 2016, Mr. Wei worked for several different US multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August of 2014 to July of 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January of 2013 to June of 2014 and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011-2012. Before Mr. Wei came to US, he worked as an equity analyst in Hong Yuan Securities, an investment bank, in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a Certified Public Accountant and received his MBA from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor degree from Beihang University. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 23, 2017 until May 3, 2017, and has served as Chief Financial Officer of such company since February 23, 2017.

Alan W. L. Lui has served as the Company’s Co-Chief Financial Officer since December 29, 2017 and has served as the Co-Chief Financial Officer of SeD Home since October of 2017. Mr. Lui has served as Chief Financial Officer of HotApp Blockchain Inc., a technology company since May 12, 2016 and has served as a director of one of HotApp’s subsidiaries since July of 2016. Mr. Lui has been Chief Financial Officer of Singapore eDevelopment, the Company’s majority shareholder since November 1, 2016 and served as its Acting Chief Financial Officer since June 22, 2016. Since October of 2016, Mr. Lui has also served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company. From June of 1997 through March of 2016, Mr. Lui served in various executive roles at ZH International Holdings Ltd. (a Hong Kong-listed company formerly known as Heng Fai Enterprises Ltd), including Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. He also managed all financial forecasts and planning. Mr. Lui is a certified CPA in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2017, except as follows:

On December 22, 2016, Singapore eDevelopment purchased 74,015,730 common shares of the Company from Cloudbiz International Pte., Ltd. Singapore eDevelopment did not file its report pursuant to Section 16(a) of the Exchange Act during the period ended December 31, 2016 or the period ended December 31, 2017.

On December 29, 2017, we issued 630,000,000 shares of our Common Stock to SeD Home International, Inc., the sole shareholder of SeD Home, in exchange for all 500,000,000 of the issued and outstanding shares of SeD Home. SeD Home International, Inc. is a subsidiary of Singapore eDevelopment.

On January 10, 2017, our board of directors appointed Fai H. Chan as Director, and on December 29, 2017, Fai H. Chan was appointed as the Company’s Co-Chief Executive Officer. Fai H. Chan is also Singapore eDevelopment’s Chief Executive Officer.

Accordingly, Singapore eDevelopment and Fai H. Chan, failed to file a Form 4 to report one transaction that occurred during the fiscal year ended December 31, 2016 and a Form 4 to report one transaction that occurred during the fiscal year ended December 31, 2017.

Moe T. Chan was appointed our Co-Chief Executive Officer On December 29, 2017. His Form 3 was filed late.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We intend to adopt a code of ethics in the immediate future.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. We do not have a nominating committee, however we intend to appoint one in the immediate future.

Audit Committee

Our board of directors has an Audit Committee consisting of Mr. Flanigan. The Audit Committee does not at the present time have an audit committee financial expert serving on its Audit Committee; however, our board intends to appoint an audit committee financial expert in the immediate future.

Family Relationships

Fai H. Chan, our Co-Chief Executive Officer, Chairman of our Board and Chairman of the Board and Chief Executive Officer of our majority shareholder and its corporate parent is the father of Moe T. Chan, our other Co-Chief Executive Officer and a Member of our Board.

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

Item 11. Executive Compensation.

At the present time, neither SeD Intelligent Home Inc. nor SeD Home and its subsidiaries is a party to any compensation arrangements with any officer or director of either entity and has made no provisions for paying cash or non-cash compensation to such officers and directors, except for Charley MacKenzie and Rongguo (Ronald) Wei. A subsidiary of SeD Home is paying salaries to four employees at the present time, which includes Mr. Wei, and has consulting arrangements with certain individuals, including Mr. MacKenzie.

Prior to the Closing, Mr. Wei was compensated by SeD Development Management LLC for his services to SeD Home at a rate of $112,800 per year, plus benefits valued at approximately $10,000 per year. Mr. Wei has been compensated by SeD Development Management LLC since 2016. Prior to the Closing Date, Mr. Wei was not paid by SeD Intelligent Home Inc. SeD Development Management LLC will now continue to compensate Mr. Wei at the same rate, and he will perform services for SeD Intelligent Home Inc. as well as its subsidiary SeD Home.

A company controlled by Mr. MacKenzie is paid consulting fees of approximately $20,000 per month, which includes payment for his services to SeD Home and its subsidiaries.

Mr. Flanigan serves in various director and officer positions with subsidiaries of Singapore eDevelopment. Mr. Flanigan’s law firm has been paid legal fees by various subsidiaries of Singapore eDevelopment in the past, including those fees paid to his law firm by SeD Home and its subsidiaries that are described in Item 13.

Mr. Fai H. Chan is compensated by Singapore eDevelopment, where he serves as Chief Executive Officer. Mr. Moe T. Chan and Mr. Alan Lui are also employed and Compensated by Singapore eDevelopment. As part of their duties as officers of Singapore eDevelopment, each of these three individuals works on a number of matters for Singapore eDevelopment, including devoting various amounts of time to the management of Singapore eDevelopment’s various subsidiaries and divisions, such as SeD Intelligent Home and SeD Home. The amount of time each of these individuals spends on matters related to SeD Intelligent Home and SeD Home has varied greatly based on the Company’s needs, and no definite statement may be made as to what percentage of these three individuals’ time has been spent or will be spent in the future on matters related to SeD Intelligent Home and SeD Home. SeD Intelligent Home and SeD Home and its subsidiaries do not compensate these three individuals for their services. Neither SeD Intelligent Home Inc. nor SeD Home and its subsidiaries is charged for the services of Fai H. Chan, Moe T. Chan and Alan Lui and Singapore eDevelopment does not have a management contract with SeD Intelligent Home, SeD Home or any of its subsidiaries. Neither SeD Intelligent Home Inc. nor SeD Home and its subsidiaries is charged for the services of Fai H. Chan, Moe T. Chan and Alan Lui and Singapore eDevelopment does not have a management contract with SeD Intelligent Home, SeD Home or any of its subsidiaries.

In connection with the acquisition of SeD Home by SeD Intelligent Home Inc., SeD Intelligent Home Inc. and its subsidiaries intend to enter into revised compensation agreements with officers, directors and certain employees in the immediate future.

The table below summarizes all compensation awarded to, earned by, or paid to SeD Intelligent Home Inc.’s named executive officer for all services rendered in all capacities to us for the period from January 1, 2015 through December 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)(2)(3)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp	Total

Fai H. Chan (4)	2017	-	-	-	-	-	-	-	-
Chairman of the Board and	2016	-	-	-	-	-	-	-	-
Co-Chief Executive Officer	2015	-	-	-	-	-	-	-	-

Moe T. Chan (4)	2017	-	-	-	-	-	-	-	-
Director and	2016	-	-	-	-	-	-	-	-
Co-Chief Executive Officer	2015	-	-	-	-	-	-	-	-

Conn Flanigan (5)	2017	-	-	-	-	-	-	$110,334(6)	$110,334(6)
Director and	2016	-	-	-	-	-	-	$96,000(6)	$96,000(6)
Former Chief Executive Officer	2015	-	-	-	-	-	-	$40,000(6)	$40,000(6)

Rongguo (Ronald) Wei (7)	2017	$112,800	-	-	-	-	-	$10,000	$122,800
Co-Chief Financial Officer	2016	$ 47,000	-	-	-	-	-	-	$ 47,000
	2015	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-
Alan W. L. Lui (4)(8)	2017	-	-	-	-	-	-	-	-
Co-Chief Financial Officer	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-
		-	-	-	-	-	-	-	-
Charley MacKenzie (9)	2017	-	-	-	-	-	-	$222,930(10)	$222,930(10)
Director	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-		-

(1)
SeD Intelligent Home Inc. did not pay any salaries to any officer, director or employee in the fiscal years ended December 31, 2015 and December 31, 2016.
(2)
SeD Home also did not compensate its executive officers and directors in the fiscal years ended December 31, 2015 and December 31, 2016, only employees and consultants.
(3)
Effective as of December 29, 2017, Mr. Fai H. Chan was appointed as our Chairman and Co-Chief Executive Officer; Moe T. Chan was appointed as a member of our Board and as Co-Chief Executive Officer; Rongguo (Ronald) Wei and Alan W. L. Lui were appointed as our Co-Chief Financial Officers; and Charley MacKenzie joined the Company’s Board of Directors.

(4)
Singapore eDevelopment compensates Mr. Fai H. Chan, Mr. Moe T. Chan and Mr. Lui for their services to a number of divisions and subsidiaries of Singapore eDevelopment. Each of these three individuals works on a number of matters for Singapore eDevelopment, including devoting various amounts of time to matters related to SeD Intelligent Home Inc. SeD Intelligent Home Inc. does not compensate these individuals and Singapore eDevelopment does not charge SeD Intelligent Home Inc. for their services.
(5)
Mr. Flanigan was the sole officer and director of SeD Intelligent Home Inc. in 2015 and 2016; he resigned as Chief Executive Officer on December 29, 2017 but continues to serve as a member of our Board of Directors.
(6)
Mr. Flanigan’s law firm was paid $40,000 in total fees by various subsidiaries of SeD Home for Mr. Flanigan’s legal services in 2015, $96,000 in 2016 and $110,334 in 2017.
(7)
Mr. Wei was compensated by SeD Home’s subsidiary SeD Development Management LLC in 2016 and 2017, beginning on August 1, 2016, but did not commence serving as an officer of SeD Home until October of 2017.
(8)
Mr. Lui was appointed Co-Chief Financial Officer of SeD Home in October of 2017.
(9)
Mr. MacKenzie joined SeD Home’s Board of Directors in October of 2017.
(10)
A company controlled by Mr. MacKenzie was paid total consulting fees of $222,930 in 2017 by SeD Home. This company is currently paid consulting fees of approximately $20,000 per month, which includes payment for his services to SeD Home and its subsidiaries.

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

The board of directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pre-Closing Security Ownership

The following table sets forth, as of December 29, 2017, prior to the Closing, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address (2)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)
Fai H. Chan (3)	74,015,730	99.96%
Conn Flanigan	0	0.00%
Rongguo (Ronald) Wei	0	0.00%
All Directors and Officers (3 individuals)	74,015,730	99.96%
Singapore eDevelopment (3)	74,015,730	99.96%
SeD Home International, Inc. (3)	74,015,730	99.96%

(1)
Based upon 74,043,324 outstanding common shares as of December 29, 2017, prior to the Closing.
(2)
The mailing address for each individual and entity set forth above is c/o SeD Intelligent Home Inc., 4800 Montgomery Lane, Suite 210, MD 20814.
(3)
Fai H. Chan may be deemed to be the beneficial owner of those 74,015,730 shares held by Singapore eDevelopment’s subsidiary SeD Home International, Inc. prior to the Closing, as he is the Chief Executive Officer and majority shareholder of Singapore eDevelopment.

Post-Closing Security Ownership

The following table sets forth, as of December 31, 2017, following the Closing and the issuance of 630,000,000 shares of our common stock, and as of March 29, 2018, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address (2)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)
Fai H. Chan (3)	704,015,730	99.99%
Moe T. Chan	0	0.00%
Conn Flanigan	0	0.00%
Charley MacKenzie	0	0.00%
Rongguo (Ronald) Wei	0	0.00%
Alan W. L. Lui	0	0.00%
All Directors and Officers (6 individuals)	704,015,730	99.99%
Singapore eDevelopment (3)	704,015,730	99.99%
SeD Home International, Inc. (3)	704,015,730	99.99%

(1) Based upon 704,043,324 outstanding common shares as of December 31, 2017 and March 29, 2018.
(2) The mailing address for each individual and entity set forth above is c/o SeD Intelligent Home Inc., 4800 Montgomery Lane, Suite 210, MD 20814.
(3) Fai H. Chan may be deemed to be the beneficial owner of those 704,015,730 shares held by Singapore eDevelopment’s subsidiary SeD Home International, Inc. following the Closing, as he is the Chief Executive Officer and majority shareholder of Singapore eDevelopment

Change of Control

The Company is not aware of any arrangement which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Family Relationships

Fai H. Chan, our Co-Chief Executive Officer, Chairman of our Board and Chairman of the Board and Chief Executive Officer of our majority shareholder and its corporate parent is the father of Moe T. Chan, our other Co-Chief Executive Officer and a Member of our Board.

Transactions with Related Persons, Promoters, and Certain Control Persons

SeD Home receives advances from Singapore eDevelopment Ltd (100% owner of the Company) to fund development costs and operation costs. The advances are unsecured, bear interest at 18% per annum and are payable on demand. As of December 31, 2015, the Company had outstanding principal due of $12,293,715 and accrued interest of $2,161,055 due to this related party.

SeD Home receives advances from SCDPL (owned 100% by Singapore eDevelopment) to fund development costs and operation costs. The advances are unsecured, bear interest at 18% per annum and are payable on demand. As of December 31, 2015, the Company had outstanding principal due of $4,300,930 and accrued interest of $1,461,058 due to this related party.

On September 30, 2015, SeD Home received $10,500,000 interest free loan, with a maturity date of March 31, 2016, from Hengfai Business Development Pte, Ltd, owned by the Chief Executive Officer of Singapore eDevelopment Ltd and is also the majority shareholder of Singapore eDevelopment Ltd, specifically for Ballenger Run project. SeD Home imputed interest at 13%, which is the interest rate on the Revere Loan noted in Note 5. The imputed interest resulted in a debt discount of $622,431 which is amortized over the life of the note. At December 31, 2015, SeD Home had $10,500,000 outstanding on the note and unamortized debt discount of $311,216. On April 1, 2016, SeD Home extended the note on the same terms through December 31, 2016. This resulted in an additional $933,647 of new imputed interest which was amortized during 2016.

At December 31, 2016, considering the longterm development and short-term debt repayment, SeD Home restructured the loans from these affiliates. The restructuring process was done to transfer the principal of the loans to Singapore eDevelopment Ltd. (100% owner of the Company), which was then forgiven and recorded into additional paid in capital. The principal forgiven was $26,913,525. SeD Home still maintained the accrued interest of $6,283,207. The remaining accrued interest does not bear interest. On August 30, 2017, an additional $4,560,085 of this interest was forgiven and recorded into additional paid in capital. At December 31, 2017, $1,723,122of accrued interest is outstanding relating to this transaction.

SeD Home receives advances from SeD Home Limited (an affiliate of Singapore eDevelopment), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2017 and December 31, 2016, SeD Home had outstanding principal due of $1,050,000 and $500,000 and accrued interest of $86,425 and $1,095.

SeD Home receives advances from SeD Home International. (an affiliate through common ownership). The advances bore interest at 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. At December 31, 2017, there was $6,953,591 of principal and $125,675 of accrued interest outstanding. There were no amounts outstanding at December 31, 2016.

During 2017, prior to the reverse merger, SeD Intelligent Home Inc. borrowed $30,000 from SeD Home International Inc. The borrowings did not bear any interest. In November 2017, the debt was forgiven by SeD Home International Inc. and was recognized into additional paid in capital.

SeD Home International Inc. contributed $178,601 to SeD Home Inc. prior to the reverse merger. The contribution was recorded into additional paid in capital.

As described in Item 1, the reverse merger was done with a related party through common control and ownership.

Black Oak LP is obligated under the Limited Partnership Agreement (as amended) to pay a $6,500 per month management fee to Arete Real Estate and Development Company (Arete), a related party through common ownership and $2,000 per month to American Real Estate Investments LLC (AREI), a related party through common ownership. The Company incurred fees of $102,000 and $102,000 for the years ended December 31, 2017 and 2016, respectively. These fees were capitalized as part of Real Estate on the consolidated balance sheet.

Arete is also entitled to a developer fee of 3% of all development costs excluding certain costs. The fees are to be accrued until $1,000,000 is received in revenue and/or builder deposits relating to the Black Oak Project. At December 31, 2017 and 2016, there were $133,130 and $0 capitalized as Real Estate relating to these costs.

At December 31, 2017 and 2016, the Company had $314,630 and $103,700 owed to Arete in accounts payable and accrued expenses.

At December 31, 2017 and 2016, the Company had $48,200 and $24,200 owed to AREI in accounts payable and accrued expenses.

SeD Maryland Development LLC is obligated under the terms of a Project Development and Management Agreement with MacKenzie Development Company LLC (MacKenzie) and Cavalier Development Group LLC (Cavalier) (together, the Developers) to provide various services for the development, construction and sale of the Project. MackKenzie is partially owned by a family member of a Director of the Company. The agreement is for an estimated initial term of seventy-eight (78) months based on the completion time for the Project and may be extended if necessary. The developers are entitled to certain fees based on time and performance related milestones. The Company incurred fees of $176,000 and $176,000 for the years ended December 31, 2017 and 2016, respectively. These fees were capitalized as part of Real Estate on the consolidated balance sheet. There were no amounts owed to this related party at December 31, 2017 or 2016.

MacKenzie Equity Partners, owned by a Charlie MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement the Company must pay a monthly fee of $12,500 and a 2% management fee. In May 2017, the agreement was amended to increase the monthly fee to $20,000. The Company incurred expenses of $222,930 and $186,095 for the years ended December 31, 2017 and 2016, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. There were no amounts owed to this related party at December 31, 2017 or 2016.

On November 29, 2016 an affiliate of SeD Home entered into three $500,000 bonds for a total of $1.5 million that are to incur annual interest at eight percent and the principal shall be paid in full on November 29, 2019. SeD Home agreed to guarantee the payment obligations of these bonds. Further, at the maturity date, the bondholder has the right to propose to acquire a property built by SeD Home, and SeD will facilitate that transaction. The proposed acquisition purchase price would be at SeD Home's cost. If the cost price is more than $1.5 million, the proposed acquirer would pay the difference, and if the cost price is below $1.5 million, the affiliate of SeD would pay the difference in cash.

Mr. Fai H. Chan is compensated by Singapore eDevelopment, where he serves as Chief Executive Officer. Mr. Moe T. Chan and Mr. Alan Lui are also employed and compensated by Singapore eDevelopment. As part of their duties as officers of Singapore eDevelopment, each of these three individuals works on a number of matters for Singapore eDevelopment, including devoting various amounts of time to the management of Singapore eDevelopment’s various subsidiaries and divisions, such as SeD Intelligent Home and SeD Home. The amount of time each of these individuals spends on matters related to SeD Intelligent Home and SeD Home has varied greatly based on the Company’s needs, and no definite statement may be made as to what percentage of these three individuals’ time has been spent or will be spent in the future on matters related to SeD Intelligent Home and SeD Home. SeD Intelligent Home and SeD Home and its subsidiaries do not compensate these three individuals for their services. Neither SeD Intelligent Home Inc. nor SeD Home and its subsidiaries is charged for the services of Fai H. Chan, Moe T. Chan and Alan Lui and Singapore eDevelopment does not have a management contract with SeD Intelligent Home, SeD Home or any of its subsidiaries.

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $110,334 and $96,000 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, the Company owed this related party $17,730 and $8,000, respectively.

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2017 and December 31, 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Audit Fees	$52,455	$28,500
Audit-Related Fees	$0	$0
Tax Fees	$57,000	$53,020
All Other Fees	$0	$0
Total	$109,455	$81,520

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2017 and December 31, 2016 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2017 and December 31, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets as of December 31, 2017 and December 31, 2016
Statements of Operations for the twelve months ended December 31, 2017 and December 31, 2016
Statements of Stockholders' Equity (Deficit) For the period December 31, 2016 through December 31, 2017
Statements of Cash Flows for the twelve months ended December 31, 2017 and December 31, 2016

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description
2.1
Acquisition Agreement and Plan of Merger dated December 29, 2017 by and among SeD Intelligent Home Inc., SeD Acquisition Corp., SeD Home International, Inc. and SeD Home Inc. incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 29, 2017

3.1
Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.

3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.
3.3
Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.3 to Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 2, 2017.

3.4
Certificate of Incorporation of SeD Home Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 29, 2017

3.5	Bylaws of SeD Home Inc. incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 29, 2017
10.1
Agreement of Limited Partnership of 150 CCM Black Oak, Ltd., dated as of March 20, 2014, by and between 150 Black Oak GP, Inc. and CCM Development USA Corporation, American Real Estate Investments, LLC and the Fogarty Family Trust II incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 29, 2017

10.2
Amendment of Agreement of Limited Partnership of 150 CCM Black Oak, Ltd., dated as of November 7, 2014, by and between 150 Black Oak GP, Inc. and CCM Development USA Corporation, American Real Estate Investments, LLC and the Fogarty Family Trust II incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 29, 2017

10.3
Amendment of Agreement of Limited Partnership of 150 CCM Black Oak, Ltd., by and between 150 Black Oak GP, Inc. and CCM Development USA Corporation, American Real Estate Investments, LLC and the Fogarty Family Trust II incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 29, 2017

10.4
Amendment of Agreement of Limited Partnership of 150 CCM Black Oak, Ltd., dated as of September 26, 2014, by and between 150 Black Oak GP, Inc. and CCM Development USA Corporation, American Real Estate Investments, LLC and the Fogarty Family Trust II incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 29, 2017

10.5
Form of Lot Purchase Agreement for Ballenger Run, entered into as of December 10, 2014, by and among SeD Maryland Development, LLC and NVR, Inc. d/b/a Ryan Homes incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 29, 2017

10.6
Management Agreement, entered into as of July 15, 2015, by and between SeD Maryland Development, LLC and SeD Development Management, LLC incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 29, 2017

10.7
Amended and Restated Limited Liability Company Agreement of SeD Maryland Development, LLC, dated as of September 16, 2015, by and between SeD Maryland Development, LLC and SeD Development Management, LLC incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 29, 2017

10.8
Consulting Services Agreement, dated as of May 1, 2017, between SeD Development Management LLC and MacKenzie Equity Partners LLC incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on December 29, 2017

21	Subsidiaries of the Company
31.1a	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officers and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeD Intelligent Home Inc.

Dated: April 17, 2018	By:	/s/ Rongguo (Ronald) Wei
Name: Rongguo (Ronald) Wei
Title: Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fai H. Chan	Co-Chief Executive Officer, Director	April 17, 2018
Fai H. Chan	(Principal Executive Officer)

/s/ Moe T. Chan	Co-Chief Executive Officer, Director	April 17, 2018
Moe T. Chan	(Principal Executive Officer)

/s/ Conn Flanigan	Secretary, Director	April 17, 2018
Conn Flanigan

/s/ Charley MacKenzie	Director	April 17, 2018
Charley MacKenzie

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	April 17, 2018
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan W. L. Lui	Co-Chief Financial Officer	April 17, 2018
Alan W. L. Lui	(Principal Financial Officer and Principal Accounting Officer)