Form 10-Q
period 2018-03-31
SeD Intelligent Home Inc.
filed 2018-05-15
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 10, 2018, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

SeD Intelligent Home Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets:
Real Estate
Construction in Progress	$28,672,472	$30,104,201
Land Held for Development	23,597,203	24,302,643
Real Estate Held For Sale	136,248	136,248
	52,405,923	54,543,092

Cash	287,505	358,233
Restricted Cash	2,662,636	2,656,670
Accounts Receivable	1,537	513,043
Prepaid Expenses	37,784	49,903
Fixed Assets, Net	16,813	22,062
Deposits	23,603	23,603

Total Assets	$55,435,801	$58,166,606

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,001,044	$1,131,116
Accrued Interest - Related Parties	2,047,203	1,935,222
Tenant Security Deposits	1,225	2,625
Builder Deposits	4,650,644	5,356,718
Notes Payable, Net of Debt Discount	5,839,213	8,132,020
Notes Payable - Related Parties, Net of Debt Discount	8,023,591	8,003,591
Total Liabilities	21,562,920	24,561,292

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at March 31, 2018 and December 31, 2017, respectively	704,043	704,043
Additional Paid In Capital	32,739,017	32,739,017
Accumulated Deficit	(1,915,859)	(2,092,837)
Total Stockholders' Equity	31,527,201	31,350,223
Non-controlling Interests	2,345,680	2,255,091
Total Stockholders' Equity	33,872,881	33,605,314

Total Liabilities and Stockholders' Equity	$55,435,801	$58,166,606

SeD Intelligent Home, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31
(Unaudited)

	2018	2017
Revenue
Rental Income	$-	$56,768
Property Sales	4,105,774	1,092,000
	4,105,774	1,148,768
Operating Expenses
Cost of Sales	3,593,508	1,200,614
General and Administrative Expenses	253,806	259,426
	3,847,314	1,460,040

Income (Loss) From Operations	258,460	(311,272)

Other Income
Interest Income	5,966	6,304
Other Income	3,141	21,564
	9,107	27,868

Net Income (Loss) Before Income Taxes	267,567	(283,404)

Provision for Income Taxes	-	-

Net Income (Loss)	267,567	(283,404)

Net Income (Loss) Attributable to Non-controlling Interests	90,589	(28,811)

Net Income (Loss) Attributable to Common Stockholders	$176,978	$(254,593)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324

SeD Intelligent Home, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31
(Unaudited)

	2018	2017

Cash Flows From Operating Activities
Net Income (Loss)	$267,567	$(283,404)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,249	4,809
Changes in Operating Assets and Liabilities
Real Estate Purchases and Development Costs	2,154,704	(244,802)
Other Receivable	511,506	(500)
Prepaid Expenses	12,119	30,549
Accounts Payable and Accrued Expenses	(130,072)	(387,392)
Accrued Interest - Related Parties	111,981	22,191
Tenant Security Deposits	(1,400)	-
Builder Deposits	(706,074)	-
Net Cash Provided By (Used In) Operating Activities	2,225,580	(858,549)

Cash Flows From Investing Activities
Change in Restricted Cash	(5,966)	(6,304)
Purchase of Fixed Assets	-	(5,563)
Net Cash Used In Investing Activities	(5,966)	(11,867)

Cash Flows From Financing Activities
Capital Contribution - Related Party	-	109,078
Proceeds from Notes Payable	-	694,630
Repayments to Note Payable	(2,310,342)	-
Net Proceeds from Notes Payable - Related Parties	20,000	-
Net Cash (Used In) Provided By Financing Activities	(2,290,342)	803,708

Net Decrease in Cash	(70,728)	(66,708)
Cash - Beginning of Year	358,233	424,548
Cash - End of Year	$287,505	$357,840

Supplementary Cash Flow Information
Cash Paid For Interest	$151,036	$280,662
Cash Paid For Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Forgiveness of Notes Payable - Related Parties	$-	$13,996
Amortization of Debt Discount Capitalized	$17,535	$94,722

SeD Intelligent Home, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2018 (Unaudited)

1.
NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SeD Intelligent Home Inc. (the “Company”), formerly known as Homeownusa, was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company, acquired SeD Home Inc. (“SeD Home”) by reverse merger. SeD Home, a Delaware corporation, formed on February 24, 2015 and named SeD Home USA, Inc. before changing its name in May of 2015, is principally engaged in developing, selling, managing, and leasing commercial properties in the United States. The Company is 99.99% owned by SeD Home International, Inc., which is wholly – owned by Singapore eDevelopment Limited, a multinational public company, listed on the Singapore Exchange Securities Trading Limited (“SGXST”).

Principles of Consolidation

The consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest

SeD USA, LLC	The State of Delaware, U.S.A.	August 20, 2014	100%
150 Black Oak GP, Inc.	The State of Texas, U.S.A.	January 23, 2014	100%
SeD Development USA, Inc.	The State of Delaware, U.S.A.	March 13, 2014	100%
150 CCM Black Oak Ltd.	The State of Texas, U.S.A.	March 17, 2014	69%
SeD Ballenger, LLC	The State of Delaware, U.S.A.	July 7, 2015	100%
SeD Maryland Development, LLC	The State of Delaware, U.S.A.	October 16, 2014	83.55%
SeD Development Management, LLC	The State of Delaware, U.S.A.	June 18, 2015	85%
SeD Builder, LLC	The State of Delaware, U.S.A.	October 21, 2015	100%
SeD Texas Home, LLC	The State of Delaware, U.S.A.	June 16, 2015	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of March 31, 2018 and December 31, 2017, the aggregate non-controlling interest in SeD Home, Inc. was $2,345,680 and $2,255,091, respectively, which is separately disclosed on the Consolidated Balance Sheet.

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), SeD Home, Inc. (“SeD Home”), a Delaware corporation, and SeD Home International, Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into SeD Home, with SeD Home surviving as a wholly owned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017 (the “Closing Date”). Prior to the Closing, SeD Home International, Inc. was the owner of 100% of the issued and outstanding common stock of SeD Home and was also the owner of 99.96% of the Company’s issued and outstanding common stock. The Company acquired all of the outstanding common stock of SeD Home from SeD Home International, Inc. in exchange for issuing to SeD Home International, Inc. 630,000,000 shares of the Company’s common stock. Accordingly, SeD Home International, Inc. remains the Company’s largest shareholder, and the Company is now the sole shareholder of SeD Home. The Agreement and the transactions contemplated thereby were approved by the Board of Directors of each of the Company, the Merger Sub, SeD Home International, Inc., and SeD Home. The Agreement is considered a business combination of companies under common control and therefore, the consolidated financial statements include the financial statements of both companies.

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

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2018 or December 31, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

Restricted Cash

As a condition to the loan agreement with The Xenith Bank, the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The funds will remain as collateral for the loans until the loans are paid off in full.

Other Receivables

Other receivables include all receivables from buyers, contractors and all other parties. The balance at December 31, 2017 was primarily a lot sale receivable for which no allowance is necessary and payment was received in January 2018.

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

The Company capitalized interest from related party borrowings of $111,981 and $22,191 for the three months ended March 31, 2018 and 2017, respectively. The Company capitalized interest from the third-party borrowings of $109,143 and $284,550 for the three months ended March 31, 2018 and 2017, respectively.

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

Beginning in 2018, it is the Company’s policy to obtain annual independent third party valuations as of December 31 for each property and compare the fair value from the valuation to the book value to determine if there any impairment.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

At December 31, 2017 and March 31, 2018, there were no impairment recognized for any of the projects.

Revenue Recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption did not have a material effect on our financial statements.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

Disaggregation of Revenue

Rental Income:

The Company leased units to customers in 2017. The Company and customer enter into a lease agreement with set pricing and length. The Company’s obligation is to provide the property for lease during the term. Revenue is recognized over the life of the lease.

Property Sales:

The Company’s main business is the land development. The Company purchases land and develops it into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders sign sales contract with the Company before they take the lots. The prices and timeline are settled in the contract. The builders do the inspections to make sure all conditions/requirements in contracts are met before taking the lots. The Company recognizes revenue when lots are transferred to the builders (HUDs are executed) and ownerships are changed at the time. The Company has no obligation for these lots after transferring the ownership.

Contract assets and contract liabilities

Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional. We disclose receivables from contracts with customers separately in the statement of financial position.

The Company recognizes sales of lots only upon closing under the full accrual method. Revenue is recognized when ownership of the lots is transferred to the buyer (HUDs are executed).

Cost of Sales

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

Recent Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this ASU address loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts, and various disclosures.

In April 2016, the FASB issued ASU 2016-10 - Revenue from Contracts with Customers (Topic 606) — Identifying Performance Obligations and Licensing. This standard amends the guidance in ASU 2014-09 and ASU 2016-08 specifically related to identifying performance obligations and accounting for licenses of intellectual property.

In March 2016, the FASB issued ASU 2016-08 - Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments of this standard are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations.

In August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for one year and permits early adoption as early as the original effective date of ASU 2014-09. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.

In May 2014, the FASB, issued Accounting Standards Update, or ASU, 2014-09 (ASC 606), Revenue from Contracts with Customers, which affects any entity that either enters into contracts with customers to transfer goods and services or enters into contracts for the transfer of nonfinancial assets.

Subsequent Events

The Company evaluated the events and transactions subsequent to March 31, 2018, the balance sheet date, through May 14, 2018, which to the date the consolidated financial statements were available to be issued.

2.
CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At March 31, 2018 and December 31, 2017, uninsured cash balances were $2,450,141and $2,514,903, respectively. There was one customer that represented 100% of gross accounts receivable at December 31, 2017

3.
PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2018	December 31, 2017
Computer Equipment	$41,597	$41,597
Furniture and Fixtures	21,393	21,393
	62,990	62,990
Accumulated Depreciation	(46,177)	(40,928)
	$16,813	$22,062

Depreciation expense was $5,249 and $4,809 for the three months ended March 31, 2018 and 2017, respectively.

4.
BUILDER DEPOSITS

In November 2015, SeD Maryland Development, LLC (“Maryland”) entered into lot purchase agreements with NVR, Inc. (“NVR”) relating to the sale of single family home and townhome lots to NVR in the Ballenger Run Project. Based on the agreements, NVR is entitled to purchase 443 lots for a price of approximately $56M, which escalates 3% annually after June 1, 2018.

As part of the agreements, NVR provided was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as repaid back of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. At March 31, 2018 and December 31, 2017, there were $4,650,644 and $5,056,718 outstanding, respectively.

Black Oak LP received a deposit of $300,000 from Lexington 26 LP (Colina), a building company located in Texas. In February 2018, the deposit $300,000 was refunded to Colina since both sides agreed to the changed development plan. At March 31, 2018 and December 31, 2017, there were $0 and $300,000 outstanding, respectively.

5.
NOTES PAYABLE

On October 7, 2015, the Company entered into a note for $6,000,000, bearing interest at 13%, with a maturity date of October 7, 2016 with Revere High Yield Fund, LP ( “Revere” ). In connection with the loan, the Company incurred origination and closing fees of $524,233, which were recorded as debt discount and are amortized over the life of the loan. The loan is secured by a deed of trust on the property and a Limited Guarantee Agreement with related parties of the Company. On October 1, 2016, the loan was extended to April 1, 2017 for fees of $109,285. These fees were recorded as a debt discount under debt modification accounting are amortized over the extension period. On April 1, 2017, the loan was again extended until October 1, 2017 for a fee of $110,000. These fees were recorded as a debt discount under debt modification accounting and were amortized over the extension period. As of October 1, 2017, the loan was fully repaid and there is no outstanding principal or unamortized debt discount.

On November 23, 2015, SeD Maryland Development LLC entered into a Revolving Credit Note with The Xenith Bank in the original principal amount of $8,000,000. During the term of the loan, cumulative loan advances may not exceed $26,000,000. The line of credit bears interest at LIBOR plus 3.8% with a floor rate of 4.5%. The interest rate at March 31, 2018 was 5.50%.

Beginning December 1, 2015, interest only payments are due on the outstanding principal balance. The entire unpaid principal and interest sum is due and payable on November 22, 2018, with the option of one twelvemonth extension period. The loan are secured by a deed of trust on the property, $2,600,000 of collateral cash, and a Limited Guaranty Agreement with SeD Ballenger. The company also has $800,000 letter of credit from the Xenith Bank. The letter of credit is due on November 22, 2018 and bears interest at 15%. In September 2017, Maryland Development LLC and the Xenith Bank modified the Revolving Credit Note, which increased the original principal amount from $8,000,000 to $11,000,000 and extended the maturity date of the loan and letter of credit to December 31, 2019.

As of March 31, 2018 and December 31, 2017, the principal balance is $5,961,955 and $8,272,297, respectively. As part of the transaction, the Company incurred loan origination fees and closing fees, totaling $480,947, which were recorded as debt discount and are amortized over the life of the loan. The unamortized debt discount was $122,742 and $140,277 at March 31, 2018 and December 31, 2017, respectively.

6.
RELATED PARTY TRANSACTIONS

Notes Payable

SeD Home received advances from Singapore eDevelopment Ltd (which was the 100% owner of the Company) to fund development costs and operation costs. The advances were unsecured, bear interest at 18% per annum and are payable on demand. As of December 31, 2015, SeD Home had outstanding principal due of $12,293,715 and accrued interest of $2,161,055 due to this related party.

SeD Home received advances from SCDPL (owned 100% by Singapore eDevelopment) to fund development costs and operation costs. The advances were unsecured, bear interest at 18% per annum and were payable on demand. As of December 31, 2015, SeD Home had outstanding principal due of $4,300,930 and accrued interest of $1,461,058 due to this related party.

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

At December 31, 2016, considering the long-term development and short-term debt repayment, SeD Home restructured the loans from these affiliates. The restructuring process was done to transfer the loans to SeD Home International (99.99 % owner of the Company), the principal of which, $26,913,525, was then forgiven and recorded into additional paid in capital. SeD Home still owed the accrued interest of $6,283,207 to SeD Home International. The remaining accrued interest does not bear interest. On August 30, 2017, an additional $4,560,085 of this interest was forgiven and recorded into additional paid in capital. The remaining amount of $1,723,122 was still outstanding as of March 31, 2018 and December 31, 2017.

SeD Home receives advances from SeD Home Limited (an affiliate of Singapore eDevelopment), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of March 31, 2018 and December 31, 2017, SeD Home had outstanding principal due of $1,070,000 and $1,050,000 and accrued interest of $112,677 and $86,425.

SeD Home receives advances from SeD Home International. The advances bore interest at 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. At March 31, 2018 and December 31, 2017, there were $6,953,591 and $6,953,591 of principal and $1,934,526 and $1,848,797 of accrued interest outstanding. Both accrued outstanding interests include the remaining amount $1,723, 122 after interest was forgiven on August 30, 2017 as discussed in previous paragraph.

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

Management Fees

Black Oak LP is obligated under the Limited Partnership Agreement (as amended) to pay a $6,500 per month management fee to Arete Real Estate and Development Company (Arete), a related party through common ownership and $2,000 per month to American Real Estate Investments LLC (AREI), a related party through common ownership. The Company incurred same fees of $25,500 for the three months ended March 31, 2018 and 2017, respectively. These fees were capitalized as part of Real Estate on the consolidated balance sheet.

Arete is also entitled to a developer fee of 3% of all development costs excluding certain costs. The fees are to be accrued until $1,000,000 is received in revenue and/or builder deposits relating to the Black Oak Project. At March 31, 2018 and December 31, 2017, there was $133,130 capitalized as Real Estate relating to these costs, respectively.

At March 31, 2018 and December 31, 2017, the Company had $334,130 and $314,630 owed to Arete in accounts payable and accrued expenses.

At March 31, 2018 and December 31, 2017, the Company had $54,000 and $48,000 owed to AREI in accounts payable and accrued expenses.

SeD Maryland Development LLC was obligated under the terms of a Project Development and Management Agreement with MacKenzie Development Company LLC (“MacKenzie”) and Cavalier Development Group LLC (“Cavalier”) (together, the Developers) to provide various services for the development, construction and sale of the Project. Mackenzie is partially owned by a family member of a Director of the Company. The developers were entitled to certain fees based on time and performance related milestones. The Company incurred fees with MacKenzie of $0 and $20,000 for the three months ended March 31, 2018 and 2017, respectively. These fees were capitalized as part of Real Estate on the consolidated balance sheet. There were no amounts owed to this related party at March 31, 2018 or December 31, 2017. On September 15, 2017, MacKenzie assigned its rights and obligations under the Project Development and Management Agreement to AdamsAumiller Properties, LLC.

MacKenzie Equity Partners, owned by a Charlie MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the current terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month to be paid when the property development cashflow milestones have been met. The Company incurred expenses of $45,000 and $47,198 for the three months ended March 31, 2018 and 2017, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. There were no amounts owed to this related party at March 31, 2018 or December 31, 2017.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $37,020 and $24,000 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the Company owed this related party $8,000 and $17,730, respectively.

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

In February of 2016, the Company received an additional $18,000 from CloudBiz International Pte. Ltd., its majority shareholder, to assist the Company in paying for operating expenses. The $18,000 was applied to "discount on common stock". In October of 2016, The Company received an additional $40,000 from CloudBiz International Pte. Ltd., its majority shareholder, to assist the Company in paying for operating expenses. Of the $58,000 of proceeds received from CloudBiz International Pte. Ltd, $37,000 were applied to "discount on common stock" and the remaining proceeds were applied to additional paid in capital.

On December 22, 2016 CloudBiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment Ltd. Such shares are presently owned by SeD Home International, Inc., a wholly owned subsidiary of Singapore eDevelopment Ltd.

Effective September 30, 2015, the Company entered into a noninterest bearing note with a related party (see Note 6), for which interest was imputed. Imputed interest recorded to additional paid in capital for the years ended December 31, 2016 and 2015 was $622,431 and $963,681, respectively.

As discussed in Note 6, on December 31, 2016, $26,913,525 of related party notes payable was forgiven and recorded as additional paid in capital.

In 2017, SeD Home International, a related party through common ownership, contributed $178,600 into the Company. The related party also forgave $4,560,085 of accrued interest as of August 30, 2017.

Per Note 1, 630,000,000 shares of common stock were issued on December 29, 2017 in connection with the reverse merger.

8.
COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The leases expire in 2018 and 2020, respectively and have monthly rental payments ranging between $2,050 and $8,205. Rent expenses were $29,759 and $28,966 for the three months ended March 31, 2018 and 2017, respectively. The below table summarizes future payments due under these leases as of March 31, 2018.

For the Years Ended December 31:

2018 (remainder)	83,893
2019	94,325
2020	96,924
Total	$275,142

Lot Sale Agreements

In June 2016, SeD Maryland Development, LLC (“Maryland”) entered into a lot purchase agreement with Orchard Development Corporation (“Orchard”) relating to the sale of 210 multifamily units in the Ballenger Run Project for a total purchase price of $5,250,000 with a closing date of March 31, 2018.

Based on the agreement, Orchard must put $100,000 into a third-party escrow account upon signing of the agreement and an additional $150,000 upon completion of the feasibility study, which occurred in November 2016. As of March 31, 2018 and December 31, 2017, $250,000 in deposits is held in the escrow account. Since the funds are held in an escrow account and not entitled to the Company, there is no deposit recorded by the Company. As of March 31, 2018, the agreement was amended to extend the closing date 30 days for an additional deposit of $25,000. The extension also provides two additional 30-day extensions which if exercised will require an additional $25,000 deposit each.

On February 19, 2018, SeD Maryland Development, LLC entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9 acre lot would be $2,900,000.00 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. The Company is seeking to find alternative purchasers for the CCRC parcel.

 9.
SUBSEQUENT EVENTS

Termination of Consultant Fees

The Management Fees described above under Note 6 “Management Fees” were subsequently amended as follows: In the Black Oak Limited Partnership Agreement (the “LPA), SeD Development, Arete, and AREI were named as Consultants, and pursuant to Section 9.17 of the initial LPA, were tasked with advising and consulting the Partnership. Section 9.17 of the LPA was subsequently amended on October 7, 2015 so that the Consultant fees were: 1) paidand satisfied as of October 7, 2015; 2) reduced (SeD Development USA: $6500 per month; Arete Real Estate: $6500 per month; and AREI: $2000 per month); and 3) beginning on November 1, 2015, the Consultant Fees would accrue and not be payable until Black Oak LO has obtained $1,000,000 from a combination of builder deposits and reimbursement revenue, as determined by SeD. On April 26, 2018, Black Oak LP, SeD Development, Arete, and AREI entered into a Consultant Fee Satisfaction and Release Agreement which terminated future Consultant Fees and ended their accrual effective as December 31, 2017. Additionally, the parties agreed that the accrued Consultant Fees shall remain not payable until Black Oak LP has obtained $4,000,000 from district reimbursement revenue, as determined by SeD. The accrued Consultant Fee amounts as of December 31, 2017 are SeD Development USA: $162,500.00; Arete: $162,500.00; and AREI: $30,000.00.

Termination of Development Fees

The Development Fees described above under Note 6 “Management Fees” were subsequently amended as follows: On November 7, 2014, the first amendment to the LPA (known as the “Binding Term Sheet”) was executed and the Black Oak partners created a Development Fee whereby Arete Real Estate would also receive 3% of development costs and IAD will receive 2% of development costs, which were defined as costs of the partnership, excluding the cost to purchase the land. In the Partnership Acknowledgement executed on October 7, 2015, the parties receiving the DevelopmentFees were changed to be Fogarty Family Trust II (3%) and SeD Development USA (2%) and certain Development Fees were paid to Fogarty Family Trust and SeD Development USA which were to offset any future Development Fees, and in satisfaction of any Development Fees prior to October 1, 2015. In the Partnership Acknowledgement, the Development Fees: 1) were further defined as “costs of the partnership, excluding the cost to purchase the land, to be paid annually after an annual audit”; and 2) to be accrued and not be payable until the Partnership has obtained $1,000,000 from a combination of builder deposits and reimbursement revenue, as determined by SeD. On April 26, 2018, Black Oak LP, SeD Development USA, and Fogarty Family Trust II, entered into a Development Fee Satisfaction and Release Agreement which terminated future Development Fees and ended their accrual effective as December 31, 2017. Additionally, the parties agreed that the accrued Development Fees shall remain not payable until Black Oak LP has obtained $4,000,000 from district reimbursement revenue, as determined by SeD. The accrued Development Fees as of December 31, 2017 are SeD Development USA: $91,667.00, and Fogarty Family Trust II: $137,500.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10Q contains certain forwardlooking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10Q that are not statements of historical fact may be deemed to be forwardlooking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forwardlooking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances and failure to successfully develop business relationships.

Results of Operations for the Three Months Ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue	$4,105,774	$1,148,768
Operating Expenses	$3,847,314	$1,460,040
Net Gain or (Loss)	$267,567	$(283,404)

Revenue

Revenue was $4,105,774 for the three months ended March 31, 2018 as compared to $1,148,768 for the three months ended March 31, 2017. This increase in revenue is primarily attributable to the Company having an increase in property sales from the Ballenger Project, starting in May of 2017. We anticipate a higher level of revenue from sales in 2018. Builders are required to purchase minimum numbers of lots based on sales agreements we entered into with them. We recognized revenue from the sale of lots to builders. We do not build any houses ourselves at the present time.

Rental income declined from $56,786 in the three months ended March 31, 2017 to $0 in the three months ended March 31, 2018 as all of the Company’s rental properties, except one, were sold.

Operating Expenses

Operating expenses increased to $3,847,314 for the three months ended March 31, 2018 from $1,460,040 for the three months ended March 31, 2017. This increase is caused by increased costs relating to increased sales, which cost of sales increased from $1,200,614 in the three months ended March 31, 2017 to $3,593,508 in the three months ended March 31, 2018. Capitalized construction expenses and land costs were allocated to lot sales. We anticipate total cost of sales will increase as revenue increases. The General and administrative expenses remained same period after period.

Net Income (Loss)

In the three months ended March 31, 2018, the company had net income $267,567 compared to a net loss of $283,404 in the three months ended March 31, 2017. The profitability came from the sales of lots from Ballenger Run projects. In 2018, we anticipate further increase net income from our current operations. However, the addition of new operations may cause additional expenses that decrease the profitability.

Liquidity and Capital Resources

Our real estate assets have decreased to $52,405,923 as of March 31, 2018 from $54,543,092 as of December 31, 2017. This decrease is a result of the sale of lots during the three months ended March 31, 2018.

Our liabilities declined from $24,561,292 at December 31, 2017 to $21,562,920 at March 31, 2018. Our total assets have decreased to $55,435,801 as of March 31, 2018 from $58,166,606 as of December 31, 2017 due to the decrease of the real estate assets.

As of March 31, 2018, we had cash $287,505, compared to $358,233 as of December 31, 2017. Our Ballenger Run revolver loan balance from Xenith Bank is approximately $5.9 million and the credit limit is $11 million as of March 31, 2018. At December 31, 2017, the revolver loan balance was approximate $8.3 million and credit limit is $11 million. The interest of related party loans is accruing and the due date of these loans could be extended.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017 are as follows:

	2018	2017

Net Cash Provided by (Used In) Operating Activities	$2,225,580	$(858,549)
Net Cash Used In Investing Activities	$(5,966)	$(11,867)
Net Cash (Used In) Provided by financing activities	$(2,290,342)	$803,708
Net Decrease in Cash	$(70,728)	$(66,708)
Cash and cash equivalents at beginning of the year	$358,233	$424,548
Cash and cash equivalents at end of the year	$287,505	$357,840

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development and property purchased for resale. In the three months ended March 31, 2018, cash provided by operating activities was $2,225,580 compared with cash $858,549 used in the three months end March 31, 2017. The sales of the Ballenger lots in the first three months of 2018 is the main reason of increase of the cash provided in the operating activities. With the completion of the part of phase one of Black Oak project, development speed was adjusted with our development funding conditions and development costs went down as well. Ballenger development costs also went down in the first three month of 2018 compared that period in 2017 because of the different development stages and the reduction by the allocated costs of sold lots.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily includes purchases of office fixture and computer equipment and restricted cash required by Xenith Bank as the revolver loan collateral.

Cash Flows from Financing Activities

In the three months ended March 31, 2017, most of loans were from third party financial institutes, Revere Loan for Black Oak project and Xenith Bank Loan for Ballenger Run project. In the three months ended March 31, 2018, the company repaid $3,475,712 to the Xenith Bank revolver loan and at same time also borrowed about $1.5 million from the Xenith Bank for its land development.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to perform at certain times of year. This may impact the expenses of SeD Home from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

Revenue Recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption did not have a material effect on our financial statements.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

Disaggregation of Revenue

Rental Income:

The Company leased units to customers in 2017. The Company and customer enter into a lease agreement with set pricing and length. The Company’s obligation is to provide the property for lease during the term. Revenue is recognized over the life of the lease.

Property Sales:

The Company’s main business is the land development. The Company purchases land and develops it into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders sign sales contract with the Company before they take the lots. The prices and timeline are settled in the contract. The builders do the inspections to make sure all conditions/requirements in contracts are met before taking the lots. The Company recognizes revenue when lots are transferred to the builders (HUDs are executed) and ownerships are changed at the time. The Company has no any obligation for these lots after transferring the ownerships.

Contract assets and contract liabilities

Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional. We disclose receivables from contracts with customers separately in the statement of financial position.

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

The Company capitalized interest from related party borrowings of $111,981 and $22,191 for the three months ended March 31, 2018 and 2017, respectively. The Company capitalized interest from the third-party borrowings of $109,143 and $284,550 for the three months ended March 31, 2018 and 2017, respectively.

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

Valuation and impairment of the project

Beginning in 2018, it is the Company’s policy to obtain annual independent third party valuations as of December 31 for each property and compare the fair value from the valuation to the book value to determine if there any impairment.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

At March 31, 2018, there was no impairment recognized for any of the projects.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Security Act of 1934 and are not required to provide the information required under this item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SECs”) rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report:

10.9	Project Development and Management Agreement for Ballenger Run PUD, dated as of February 25, 2015, by and between MacKenzie Development Company, LLC and Cavalier Development Group, LLC.
10.10	Assignment and Assumption Agreement, dated as of September 15, 2017, by and between MacKenzie Development Company, LLC and Adams-Aumiller Properties, LLC.
31.1a	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officers and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTELLIGENT HOME INC.

May 15, 2018	By:	/s/ Fai H. Chan
Fai H. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

May 15, 2018	By:	/s/ Moe T. Chan
Moe T. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

May 15, 2018	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 15, 2018	By:	/s/ Alan W. L. Lui
Alan W. L. Lui, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)