Form 10-Q
period 2018-06-30
SeD Intelligent Home Inc.
filed 2018-08-01
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

As of August 1, 2018, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets:
Real Estate
Construction in Progress	$28,923,044	$30,104,201
Land Held for Development	23,046,066	24,302,643
Real Estate Held For Sale	136,248	136,248
	52,105,358	54,543,092

Cash	259,270	358,233
Restricted Cash	2,667,895	2,656,670
Accounts Receivable	1,537	513,043
Prepaid Expenses	31,914	49,903
Fixed Assets, Net	11,563	22,062
Deposits	23,603	23,603

Total Assets	$55,101,140	$58,166,606

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$940,255	$1,131,116
Accrued Interest - Related Parties	2,161,784	1,935,222
Tenant Security Deposits	1,225	2,625
Builder Deposits	4,442,848	5,356,718
Notes Payable, Net of Debt Discount	5,437,790	8,132,020
Notes Payable - Related Parties	8,264,590	8,003,591
Total Liabilities	21,248,492	24,561,292

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at June 30, 2018 and December 31, 2017, respectively	704,043	704,043
Additional Paid In Capital	32,739,017	32,739,017
Accumulated Deficit	(1,961,886)	(2,092,837)
Total Stockholders' Equity	31,481,174	31,350,223
Non-controlling Interests	2,371,474	2,255,091
Total Stockholders' Equity	33,852,648	33,605,314

Total Liabilities and Stockholders' Equity	$55,101,140	$58,166,606

SeD Intelligent Home, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Rental Income	$-	$29,790	$-	$86,558
Property Sales	2,113,248	1,473,236	6,219,022	2,565,236
	2,113,248	1,503,026	6,219,022	2,651,794
Operating Expenses
Cost of Sales	1,976,012	1,223,306	5,569,520	2,423,920
General and Administrative Expenses	240,896	293,110	494,702	552,536
	2,216,908	1,516,416	6,064,222	2,976,456

Income (Loss) From Operations	(103,660)	(13,390)	154,800	(324,662)

Other Income
Interest Income	5,255	6,319	11,221	12,623
Other Income	78,172	(21,564)	81,313	-
	83,427	(15,245)	92,534	12,623

Net Income (Loss) Before Income Taxes	(20,233)	(28,635)	247,334	(312,039)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	(20,233)	(28,635)	247,334	(312,039)

Net Income (Loss) Attributable to Non-controlling Interests	25,794	2,027	116,383	(26,784)

Net Income (Loss) Attributable to Common Stockholders	$(46,027)	$(30,662)	$130,951	$(285,255)

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

SeD Intelligent Home, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30
(Unaudited)

	2018	2017

Cash Flows From Operating Activities
Net Income (Loss)	$247,334	$(312,039)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,499	9,958
Changes in Operating Assets and Liabilities
Real Estate	2,472,804	(1,106,671)
Other Receivable	511,506	8,755
Prepaid Expenses	17,989	48,869
Accounts Payable and Accrued Expenses	(190,861)	72,412
Accrued Interest - Related Parties	226,563	45,468
Tenant Security Deposits	(1,400)	-
Builder Deposits	(913,870)	(145,705)
Net Cash Provided By (Used In) Operating Activities	2,380,564	(1,378,953)

Cash Flows From Investing Activities
Change in Restricted Cash	(11,225)	(12,623)
Purchase of Fixed Assets	-	(6,839)
Net Cash Used In Investing Activities	(11,225)	(19,462)

Cash Flows From Financing Activities
Financing Fees Paid	-	(110,000)
Capital Contribution - Related Party	-	178,490
Proceeds from Notes Payable	-	655,631
Repayments to Note Payable	(2,729,301)	-
Net Proceeds from Notes Payable - Related Parties	260,999	900,000
Net Cash (Used In) Provided By Financing Activities	(2,468,302)	1,624,121

Net Decrease (Increase) in Cash	(98,963)	225,706
Cash - Beginning of Year	358,233	424,548
Cash - End of Period	$259,270	$650,253

Supplementary Cash Flow Information
Cash Paid For Interest	$211,075	$571,670
Cash Paid For Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Forgiveness of Notes Payable - Related Parties	$-	$178,490
Amortization of Debt Discount Capitalized	$35,070	$189,800

SeD Intelligent Home, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2018 (Unaudited)

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

As of June 30, 2018 and December 31, 2017, the aggregate non-controlling interest in SeD Home, Inc. was $2,371,474 and $2,255,091, respectively, which is separately disclosed on the Consolidated Balance Sheet.

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

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the period ended December 31, 2017 filed on April 17, 2018. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in the context. The consolidated balance sheet at December 31, 2017 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2018.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended June 30, 2018 or December 31, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

Restricted Cash

As a condition to the loan agreement with The Union Bank, the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The funds will remain as collateral for the loans until the loans are paid off in full.

Other Receivables

Other receivables include all receivables from buyers, contractors and all other parties. The balance at December 31, 2017 was primarily a lot sale receivable for which no allowance was necessary and payment was received in January 2018.

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

The Company capitalized interest from related party borrowings of $226,562 and $45,468 for the six months ended June 30, 2018 and 2017, respectively. The Company capitalized interest from the third-party borrowings of $202,219 and $574,804 for the six months ended June 30, 2018 and 2017, respectively.

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met:

(1) management, having the authority to approve the action, commits to a plan to sell the property. (2) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary. (3) an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated. (4) the sale of the property is probable and is expected to be completed within one year or the property is under a contract to be sold. (5) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value. and (6) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. When all of these criteria have been met, the property is classified as “held for sale”. “Real estate held for sale” only includes the El Tesoro project and the D street project.

Since 2018, it has been the Company’s policy to obtain annual independent third party valuations as of December 31 for each property and compare the fair value from the valuation to the book value to determine if there any impairment.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

At June 30, 2018 and December 31, 2017, there were no impairment recognized for any of the projects.

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

Property Sales:

The Company’s main business is land development. The Company purchases land and develops it into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders sign sales contract with the Company before they take the lots. The prices and timeline are settled in the contract. The builders do the inspections to make sure all conditions/requirements in contracts are met before taking the lots. The Company recognizes revenue when lots are transferred to the builders (HUDs are executed) and ownerships are changed at the time. The Company has no obligation for these lots after transferring the ownership.

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

Subsequent Events

The Company evaluated the events and transactions subsequent to June 30, 2018, the balance sheet date, through August 1, 2018, the date the consolidated financial statements were available to be issued.

On July 20, 2018, the Black Oak LP was reimbursed $4,592,079.59 from the Harris County Improvement District 17 (“HC17”) for previous expenses incurred by Black Oak LP in the development and installation of infrastructure within the Black Oak project. Out of this amount, $1,650,000 was placed into a Construction Fund which will be released by HC17 upon completion of certain conditions related to the development of the Black Oak project.

On July 23, 2018, SeD Development USA, LLC, a wholly owned subsidiary of the Company, entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak LP for total $60,000. Regarding the potential future reimbursement proceeds, if and when Black Oak LP should receive at least $15 million in net reimbursement receivable proceeds from HC17 and/or Aqua Texas, Inc. (net of any expenses Harris County Improvement District 17 and/or Aqua Texas, Inc. may deduct), Black Oak LP shall pay Fogarty Family Trust II, one of two previous partners of Black Oak LP, an amount equal to 10% of the net reimbursement receivable proceeds received from HC17 and/or Aqua Texas, Inc. that exceeds $15 million; provided however, this obligation shall only apply to reimbursement revenue received on or before December 31, 2025. Prior to the Partnership Interest Purchase Agreements, the Company owned and controlled Black Oak LP through its 68.5% limited partnership interest and its ownership of the General Partner, 150 Black Oak GP, Inc, a 0.5% owner in Black Oak LP. As a result of the purchase, the Company, through its subsidiaries, now owns 100% of Black Oak LP.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At June 30, 2018 and December 31, 2017, uninsured cash balances were $2,427,165 and $2,514,903, respectively. There was one customer that represented 100% of gross accounts receivable at December 31, 2017.

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2018	December 31, 2017
Computer Equipment	$41,597	$41,597
Furniture and Fixtures	21,393	21,393
	62,990	62,990
Accumulated Depreciation	(51,427)	(40,928)
	$11,563	$22,062

Depreciation expense was $10,499 and $ 9,958 for the six months ended June 30, 2018 and 2017, respectively.

4. BUILDER DEPOSITS

In November 2015, SeD Maryland Development, LLC (“Maryland”) entered into lot purchase agreements with NVR, Inc. (“NVR”) relating to the sale of single family home and townhome lots to NVR in the Ballenger Run Project. Based on the agreements, NVR is entitled to purchase 443 lots for a price of approximately $56M, which escalates 3% annually after June 1, 2018.

As part of the agreements, NVR provided was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as repaid back of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On June 30, 2018 and December 31, 2017, there were $4,442,848 and $5,056,718 outstanding, respectively.

Black Oak LP received a deposit of $300,000 from Lexington 26 LP (Colina), a building company located in Texas. In February 2018, the deposit $300,000 was refunded to Colina since both sides agreed to the changed development plan. On June 30, 2018 and December 31, 2017, there were $0 and $300,000 outstanding, respectively.

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

On November 23, 2015, SeD Maryland Development LLC entered into a Revolving Credit Note with The Union Bank in the original principal amount of $8,000,000. During the term of the loan, cumulative loan advances may not exceed $26,000,000. The line of credit bears interest at LIBOR plus 3.8% with a floor rate of 4.5%. The interest rate at June 30, 2018 was 5.81%.

Beginning December 1, 2015, interest only payments are due on the outstanding principal balance. The entire unpaid principal and interest sum is due and payable on November 22, 2018, with the option of one twelve-month extension period. The loan is secured by a deed of trust on the property, $2,600,000 of collateral cash, and a Limited Guaranty Agreement with SeD Ballenger. The Company also has an $800,000 letter of credit from the Union Bank. The letter of credit is due on November 22, 2018 and bears interest at 15%. In September 2017, Maryland Development LLC and the Union Bank modified the Revolving Credit Note, which increased the original principal amount from $8,000,000 to $11,000,000 and extended the maturity date of the loan and letter of credit to December 31, 2019.

As of June 30, 2018 and December 31, 2017, the principal balance is $5,542,996 and $8,272,297, respectively. As part of the transaction, the Company incurred loan origination fees and closing fees, totaling $480,947, which were recorded as debt discount and are amortized over the life of the loan. The unamortized debt discount was $105,206 and $140,277 at June 30, 2018 and December 31, 2017, respectively.

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

At December 31, 2016, considering the long-term development and short-term debt repayment, SeD Home restructured the loans from these affiliates. The restructuring process was done to transfer the loans to SeD Home International (99.99 % owner of the Company), the principal of which, $26,913,525, was then forgiven and recorded into additional paid in capital. SeD Home still owed the accrued interest of $6,283,207 to SeD Home International. The remaining accrued interest does not bear interest. On August 30, 2017, an additional $4,560,085 of this interest was forgiven and recorded into additional paid in capital. The remaining amount of $1,723,122 was still outstanding as of June 30, 2018 and December 31, 2017.

SeD Home receives advances from SeD Home Limited (an affiliate of Singapore eDevelopment), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of June 30, 2018 and December 31, 2017, SeD Home had outstanding principal due of $1,070,000 and $1,050,000 and accrued interest of $139,353 and $86,425.

SeD Home receives advances from SeD Home International. The advances bore interest at 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. At June 30, 2018 and December 31, 2017, there were $7,194,590 and $6,953,591 of principal and $2,022,431 and $1,848,797 of accrued interest outstanding. Both accrued outstanding interests include the remaining amount $1,723,122 after interest was forgiven on August 30, 2017 as discussed in previous paragraph.

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

On December 31, 2017, the Company had $314,630 owed to Arete and $48,000 to AREI in accounts payable and accrued expenses.

On April 26, 2018, SeD Development USA, Arete and AREI reached an agreement to terminate the terms related to management fees and developer fees in the Limited Partnership Agreement. Per the terms of the termination agreement, Black Oak LP owes Arete $300,000 and AREI $30,000, which will remain outstanding until Black Oak LP has obtained $4,000,000 from district reimbursement revenue. The reduction of the accruals was offset against Real Estate on the balance sheet. On July 20, 2018, Black Oak LP received $4,592,079 district reimbursement and these fees became payable.

SeD Maryland Development LLC was obligated under the terms of a Project Development and Management Agreement with MacKenzie Development Company LLC (“MacKenzie”) and Cavalier Development Group LLC (“Cavalier”) (together, the Developers) to provide various services for the development, construction and sale of the Project. Mackenzie is partially owned by a family member of a Director of the Company. The developers were entitled to certain fees based on time and performance related milestones. The Company incurred fees with MacKenzie of $0 and $48,000 for the six months ended June 30, 2018 and 2017, respectively. These fees were capitalized as part of Real Estate on the balance sheet. There were no amounts owed to this related party at June 30, 2018 or December 31, 2017. On September 15, 2017, MacKenzie assigned its rights and obligations under the Project Development and Management Agreement to Adams-Aumiller Properties, LLC.

MacKenzie Equity Partners, owned by a Charlie MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the current terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month to be paid when the property development cashflow milestones have been met. The Company incurred expenses of $90,000 and $102,930 for the six months ended June 30, 2018 and 2017, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. There were no amounts owed to this related party at June 30, 2018 or December 31, 2017.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $64,030 and $51,200 for the six months ended June 30, 2018 and 2017, respectively. On June 30, 2018 and December 31, 2017, the Company owed this related party $8,000 and $18,000, respectively.

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

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The leases expire in 2018 and 2020, respectively and have monthly rental payments ranging between $2,050 and $8,205. Rent expenses were $59,453 and $57,867 for the six months ended June 30, 2018 and 2017, respectively. The below table summarizes future payments due under these leases as of June 30, 2018.

For the Years Ended December 31:

2018 (remainder)	54,866
2019	94,325
2020	96,924
Total	$246,115

Lot Sale Agreements

In June 2016, SeD Maryland Development, LLC (“SeD Maryland”) entered into a lot purchase agreement with Orchard Development Corporation (“Orchard”) relating to the sale of 210 multifamily units in the Ballenger Run Project for a total purchase price of $5,250,000 with a closing date of March 31, 2018.

Based on the agreement, Orchard was required to put $100,000 into a third-party escrow account upon signing of the agreement and an additional $150,000 upon completion of the feasibility study, which occurred in November 2016.  As of June 30, 2018 and December 31, 2017, $250,000 in deposits were held in the escrow account. Since the funds are held in an escrow account and not entitled to the Company, there is no deposit recorded by the Company.

As of March 31, 2018, the agreement was amended to extend the closing date 30 days for an additional deposit of $25,000. The extension also provided two additional 30-day extensions which, if exercised, would require an additional $25,000 deposit each. These two extensions were exercised, and the outside closing date was extended until June 29, 2018. On June 27, 2018, SeD Maryland and Orchard amended this agreement to extend the closing date to July 30, 2018. Pursuant to this second amendment, Orchard has made an additional deposit of $35,000. On July 27, 2018, the third amended agreement extended the closing date to August 10, 2018.

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

On July 3, 2018, 150 CCM Black Oak, Ltd., a Texas Limited Partnership, entered into a Purchase and Sale Agreement with Houston LD, LLC for the sale of 124 lots located at its Black Oak project. Pursuant to the Purchase and Sale Agreement, the 124 lots will be sold for a range of prices based on the lot type. In addition, Houston LD, LLC has agreed to pay a “community enhancement fee” for each lot, which 150 CCM Black Oak, Ltd. will apply exclusively towards funding an amenity package on the property.

The closing of the purchase of these lots is contemplated to occur within thirty (30) days after the expiration of a forty-five (45) day due diligence inspection period. The closing of the transactions contemplated by the Purchase and Sale Agreement are subject to Houston LD, LLC completing due diligence to its satisfaction. Houston LD, LLC may cancel or terminate the Purchase and Sale Agreement at any time during the forty-five (45) day inspection period. Houston LD, LLC has delivered a $50,000 deposit. In the event that Houston LD, LLC intends to proceed with the purchase of the 124 lots, within two (2) days of the expiration of the inspection period, Houston LD, LLC will deliver an additional $100,000 deposit that is non-refundable unless 150 CCM Black Oak, Ltd. defaults under the Purchase and Sale Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances and failure to successfully develop business relationships.

Results of Operations for the Three and Six Months Ended June 31, 2018 and 2017:

	Three- Months Ended		Six-months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue	$2,113,248	$1,503,026	$6,219,022	$2,651,794
Operating Expenses	$2, 216,908	$1,516,416	$6,064,222	$2,976,456
Net Income or (Loss)	$(20,233)	$(28,635)	$247,334	$(312,039)

Revenue

Revenue was $2,113,248 for the three months ended June 30, 2018 as compared to $1,503,026 for the three months ended June 30, 2017. Revenue was $6,220,022 for the six months ended June 30, 2018 as compared to $2,651,794 for the six months ended June 30, 2017. This increase in revenue is attributable to the Company having an increase in property sales from the Ballenger Project. We anticipate a higher level of revenue from sales in 2018. Builders are required to purchase minimum numbers of lots based on sales agreements we entered into with them. We recognized revenue from the sale of lots to builders. We do not build any houses ourselves at the present time.

Rental income declined from $29,790 in the three months ended June 30, 2017 to $0 in the three months ended June 30, 2018. Rental income declined from $86,558 in the six months ended June 30, 2017 to $0 in the six months ended June 30, 2018 as all of the Company’s rental properties, except one, were sold.

Operating Expenses

Operating expenses increased to $2,216,908 for the three months ended June 30, 2018 from $1,516,416 for the three months ended June 30, 2017. This increase is caused by increased costs relating to increased sales, which cost of sales increased from $1,223,306 in the three months ended June 30, 2017 to $1,976,012 in the three months ended June 30, 2018. Operating expenses increased to $6,064,222 for the six months ended June 30, 2018 from $2,976,456 for the six months ended June 30, 2017. This increase is caused by increased costs relating to increased sales, which cost of sales increased from $2,423,920 in the six months ended June 30, 2017 to $5,569,520 in the six months ended June 30, 2018. Capitalized construction expenses and land costs were allocated to lot sales. We anticipate total cost of sales will increase as revenue increases. The general and administrative expenses remained the same period after period.

Net Income (Loss)

In the three months ended June 30, 2018, the Company had net loss $20,233 compared to a net loss of $28,635 in the three months ended June 30, 2017. In the six months ended June 30, 2018, the Company had net income $247,334 compared to a net loss of $312,039 in the six months ended June 30, 2017. The profitability came from the sales of lots from the Company’s Ballenger Run projects. In 2018, we anticipate further increase net income from our current operations. However, the addition of new operations may cause additional expenses that decrease profitability.

Liquidity and Capital Resources

Our real estate assets have decreased to $52,105,358 as of June 30, 2018 from $54,543,092 as of December 31, 2017. This decrease is a result of the sale of lots during the six months ended June 30, 2018.

Our liabilities declined from $24,561,292 at December 31, 2017 to $21,248,492 at June 30, 2018. Our total assets have decreased to $55,101,140 as of June 30, 2018 from $58,166,606 as of December 31, 2017 due to the decrease of the real estate assets.

As of June 30, 2018, we had cash $259,270 compared to $358,233 as of December 31, 2017. Our Ballenger Run revolver loan balance from Union Bank is approximately $5.5 million and the credit limit is $11 million as of June 30, 2018. On December 31, 2017, the revolver loan balance was approximate $8.3 million and credit limit is $11 million. The interest of related party loans is accruing and the due date of these loans could be extended.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017 are as follows:

	2018	2017
Net Cash Provided by (Used In) Operating Activities	$2,380,564	$(1,378,953)
Net Cash Used In Investing Activities	$(11,225)	$(19,462)
Net Cash (Used In) Provided by financing activities	$(2,468,302)	$1,624,121
Net Decrease (Increase) in Cash	$(98,963)	$225,706
Cash and cash equivalents at beginning of the year	$358,233	$424,548
Cash and cash equivalents at end of the period	$259,270	$650,253

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development and property purchased for resale. In the six months ended June 30, 2018, cash provided by operating activities was $2,380,564 compared with cash $1,378,953 used in the six months end June 30, 2017. The sales of the Ballenger lots in the first six months of 2018 is the main reason of increase of the cash provided in the operating activities. With the completion of the part of phase one of Black Oak project, development speed was adjusted with our development funding conditions and development costs went down as well. Ballenger development costs also went down in the first six months of 2018 compared that period in 2017 because of the different development stages and the reduction by the allocated costs of sold lots.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily includes purchases of office fixture and computer equipment and restricted cash required by Union Bank as the revolver loan collateral.

Cash Flows from Financing Activities

In the six months ended June 30, 2018, the company repaid approximate $5.2 million to the Union Bank revolver loan and at same time also borrowed about $2.5 million from the Union Bank for its land development. In the six months ended June 30, 2017, the company repaid approximate $1.2 million to Union Bank revolver loan and at the same time borrowed about $1.9 million from the Union Bank and borrowed about $1 million from related parties.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to perform at certain times of year. This may impact the expenses of SeD Home from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

The Company capitalized interest from related party borrowings of $226,562 and $45,468 for the six months ended June 30, 2018 and 2017, respectively. The Company capitalized interest from the third-party borrowings of $202,219 and $574,804 for the six months ended June 30, 2018 and 2017, respectively.

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

On June 30, 2018, there was no impairment recognized for any of the projects.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SED INTELLIGENT HOME INC.

August 1, 2018	By:	/s/ Fai H. Chan
Fai H. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

August 1, 2018	By:	/s/ Moe T. Chan
Moe T. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

August 1, 2018	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

August 1, 2018	By:	/s/ Alan W. L. Lui
Alan W. L. Lui, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)