Form 10-Q
period 2018-09-30
SeD Intelligent Home Inc.
filed 2018-11-14
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

As of November 14, 2018, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

SeD Intelligent Home Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets:
Real Estate
Construction in Progress	$24,158,098	$30,104,201
Land Held for Development	19,598,252	24,302,643
Real Estate Held For Sale	136,248	136,248
	43,892,598	54,543,092

Cash	506,324	358,233
Restricted Cash	3,881,182	2,656,670
Accounts Receivable	5,902	513,043
Prepaid Expenses	22,149	49,903
Fixed Assets, Net	9,315	22,062
Deposits	23,603	23,603

Total Assets	$48,341,073	$58,166,606

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$993,583	$1,131,116
Accrued Interest - Related Parties	2,258,866	1,935,222
Tenant Security Deposits	1,225	2,625
Builder Deposits	4,194,364	5,356,718
Notes Payable, Net of Debt Discount	309,665	8,132,020
Notes Payable - Related Parties	5,690,297	8,003,591
Total Liabilities	13,448,000	24,561,292

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at June 30, 2018 and December 31, 2017, respectively	704,043	704,043
Additional Paid In Capital	32,739,017	32,739,017
Accumulated Deficit	(1,422,862)	(2,092,837)
Total Stockholders' Equity	32,020,198	31,350,223
Non-controlling Interests	2,872,875	2,255,091
Total Stockholders' Equity	34,893,073	33,605,314
Total Liabilities and Stockholders' Equity	$48,341,073	$58,166,606

See accompanying notes to consolidated financial statements.

SeD Intelligent Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue
Rental Income	$4,365	$1,880	$4,365	$88,438
Property Sales	7,786,281	138,500	14,005,303	2,703,736
	7,790,646	140,380	14,009,668	2,792,174
Operating Expenses
Cost of Sales	6,574,977	146,262	12,144,497	2,570,182
General and Administrative Expenses	303,498	290,501	798,200	843,037
	6,878,475	436,763	12,942,697	3,413,219

Income (Loss) From Operations	912,171	(296,383)	1,066,971	(621,045)

Other Income
Interest Income	10,036	6,334	21,257	18,957
Other Income	118,218	34,455	199,531	34,455
	128,254	40,789	220,788	53,412

Net Income (Loss) Before Income Taxes	1,040,425	(255,594)	1,287,759	(567,633)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	1,040,425	(255,594)	1,287,759	(567,633)

Net Income (Loss) Attributable to Non-controlling Interests	501,401	(32,015)	617,784	(58,799)

Net Income (Loss) Attributable to Common Stockholders	$539,024	$(223,579)	$669,975	$(508,834)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to consolidated financial statements.

SeD Intelligent Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
For the Nine Months Ended September 30, 2018
(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Retained Earnings	Minority Interest	Total Stockholders Equity

Balance at December 31, 2017	704,043,324	$704,043	$32,739,017	$(2,092,837)	$2,255,091	$33,605,314

Net Income				669,975	617,784	1,287,759

Balance at September 30, 2018	704,043,324	$704,043	$32,739,017	$(1,422,862)	$2,872,875	$34,893,073

See accompanying notes to consolidated financial statements.

SeD Intelligent Home, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30
(Unaudited)

	2018	2017

Cash Flows From Operating Activities
Net Income (Loss)	$1,287,759	$(567,633)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	15,747	15,203
Changes in Operating Assets and Liabilities
Real Estate	10,703,098	(3,388,317)
Other Receivable	507,141	16,660
Prepaid Expenses	27,754	70,350
Accounts Payable and Accrued Expenses	(137,533)	(483,432)
Accrued Interest - Related Parties	323,644	76,122
Tenant Security Deposits	(1,400)	(2,550)
Builder Deposits	(1,162,354)	(145,705)
Net Cash Provided By (Used In) Operating Activities	11,563,856	(4,409,302)

Cash Flows From Investing Activities
Purchase of Fixed Assets	(3,000)	(7,891)
Net Cash Used In Investing Activities	(3,000)	(7,891)

Cash Flows From Financing Activities
Financing Fees Paid	-	(110,000)
Capital Contribution - Related Party	-	178,600
Proceeds from Notes Payable	-	2,732,229
Repayments to Note Payable	(7,874,959)	(6,000,000)
Net Proceeds from Notes Payable - Related Parties	-	7,819,408
Repayment to Notes Payable - Related Parties	(2,313,294)	-
Net Cash (Used In) Provided By Financing Activities	(10,188,253)	4,620,237

Net Increase in Cash	1,372,603	203,044
Cash and Restricted Cash - Beginning of Year	3,014,903	3,056,309
Cash and Restricted Cash - End of Period	$4,387,506	$3,259,353

Supplementary Cash Flow Information
Cash Paid For Interest	$283,900	$571,670

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Forgiveness of Notes Payable - Related Parties	$-	$4,560,085
Amortization of Debt Discount Capitalized	$52,604	$284,880

See accompanying notes to consolidated financial statements.

SeD Intelligent Home, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2018 (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SeD Intelligent Home Inc. (the “Company”), formerly known as Homeownusa, was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company, acquired SeD Home Inc. (“SeD Home”) by reverse merger. SeD Home, a Delaware corporation, formed on February 24, 2015 and named SeD Home USA, Inc. before changing its name in May of 2015, is principally engaged in developing, selling, managing, and leasing residential properties in the United States in current stage and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Home International, Inc., which is wholly – owned by Singapore eDevelopment Limited (“SeD Ltd”), a multinational public company, listed on the Singapore Exchange Securities Trading Limited (“SGXST”).

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest

SeD USA, LLC	The State of Delaware, U.S.A.	August 20, 2014	100%
150 Black Oak GP, Inc.	The State of Texas, U.S.A.	January 23, 2014	100%
SeD Development USA, Inc.	The State of Delaware, U.S.A.	March 13, 2014	100%
150 CCM Black Oak Ltd.	The State of Texas, U.S.A.	March 17, 2014	100%
SeD Ballenger, LLC	The State of Delaware, U.S.A.	July 7, 2015	100%
SeD Maryland Development, LLC	The State of Delaware, U.S.A.	October 16, 2014	83.55%
SeD Development Management, LLC	The State of Delaware, U.S.A.	June 18, 2015	85%
SeD Builder, LLC	The State of Delaware, U.S.A.	October 21, 2015	100%
SeD Texas Home, LLC	The State of Delaware, U.S.A.	June 16, 2015	100%

 All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of September 30, 2018 and December 31, 2017, the aggregate non-controlling interests were $2,872,875 and $2,255,091, respectively, which is separately disclosed on the condensed consolidated balance sheets.

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), SeD Home, Inc. (“SeD Home”), a Delaware corporation, and SeD Home International, Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Reverse Merger”) pursuant to which the Merger Sub was merged with and into SeD Home, with SeD Home surviving as a wholly owned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017 (the “Closing Date”). Prior to the Closing, SeD Home International, Inc. was the owner of 100% of the issued and outstanding common stock of SeD Home and was also the owner of 99.96% of the Company’s issued and outstanding common stock. The Company acquired all of the outstanding common stock of SeD Home from SeD Home International, Inc. in exchange for issuing to SeD Home International, Inc. 630,000,000 shares of the Company’s common stock. Accordingly, SeD Home International, Inc. remains the Company’s largest shareholder, and the Company is now the sole shareholder of SeD Home. The Agreement and the transactions contemplated thereby were approved by the Board of Directors of each of the Company, the Merger Sub, SeD Home International, Inc., and SeD Home. The Agreement is considered a business combination of companies under common control and therefore, the condensed consolidated financial statements include the financial statements of both companies.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in the Company’s Form 10-K for the ended December 31, 2017 filed on April 17, 2018. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in the context. The condensed consolidated balance sheet at December 31, 2017 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2018.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. Actual results could differ from those estimates.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2018 or December 31, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

Restricted Cash

As a condition to the loan agreement with the Union Bank (formerly known as Xenith Bank, f/k/a The Bank of Hampton Roads), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The funds will remain as collateral for the loans until the loans are paid off in full.

On July 20, 2018, Black Oak LP received $4,592,079 of district reimbursement for previous construction costs incurred in the land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak LP and will be released upon receipt of the evidence of the: (a) execution of a purchase agreement between Black Oak LP and a home builder with respect to the Black Oak development and (b) of the completion, finishing and making ready for home construction of at least 105 unfinished lots in the Black Oak development. In August 2018, $446,745 was released to reimburse the construction costs and the balance was $1,203,255 on September 30, 2018.

Accounts Receivable

Accounts receivable include all receivables from buyers, contractors and all other parties. The balance at December 31, 2017 was primarily a lot sale receivable for which no allowance was necessary and payment was received in January 2018.

Property and Equipment and Depreciation

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

The Company capitalized interest from related party borrowings of $323,644 and $107,150 for the nine months ended September 30, 2018 and 2017, respectively. The Company capitalized interest from the third-party borrowings of $242,412 and $874,348 for the nine months ended September 30, 2018 and 2017, respectively.

The Company capitalized interest from related party borrowings of $97,082 and $61,682 for the three months ended September 30, 2018 and 2017, respectively. The Company capitalized interest from the third-party borrowings of $40,193 and $299,544 for the three months ended September 30, 2018 and 2017, respectively.

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

At September 30, 2018 and December 31, 2017, there were no impairment recognized for any of the projects.

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

Contract Assets and Contract Liabilities:

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

Cost of Sales:

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

Income Taxes:

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recorded any unrecognized tax benefits.

The Company’s tax returns for 2017, 2016, 2015 and 2014 remain open to examination.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and a retrospective transition method is required. This guidance did not impact financial results, but resulted in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The Company adopted this guidance in the current period condensed consolidated statement of cash flows.

On February 25, 2016, the FASB released Accounting Standards Update No. 2016-02, Leases (Topic 842). From January 25, 2018 to July 30, 2018, the FASB also issued ASU 2018-01, 2018-10 and 2018-11 to clarify and specify some contents in ASU 2016-02. The new leasing standard presents dramatic changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

On March 13, 2018, the FASB issued ASU 2018-05 which updates the Codification to reflect the guidance in SAB 118, which adds Section EE, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” to SAB Topic 5, “Miscellaneous Accounting.” SAB 118 also provides guidance on applying ASC 740, Income Taxes, if the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 is incomplete when the financial statements are issued for a reporting period. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 that amended existing guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in results of operations. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments changed as a result of the new guidance. In February 2018, the FASB issued ASU 2018-03 that included technical corrections and improvements to ASU 2016-01. On August 28, 2018, the FASB issued ASU 2018-13, which changes the fair value measurement disclosure requirements of ASC 820. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In May 2014, the FASB issued accounting standard update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption was permitted after December 15, 2016, and the standard became effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU No. 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU No. 2016-10), narrow-scope improvements and practical expedients (ASU No. 2016-12) and technical corrections and improvements to ASU 2014-09 (ASU No. 2016-20) in its new revenue standard. The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company reviewed customer contracts, applied the five-step model of the new standard to its contracts, and compared the results to its current accounting practices. The adoption of this standard required increased disclosures related to the disaggregation of revenue.

Subsequent Events

The Company evaluated the events and transactions subsequent to September 30, 2018, the balance sheet date, through November 14, 2018, the date the condensed consolidated financial statements were available to be issued.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At September 30, 2018 and December 31, 2017, uninsured cash and restricted cash balances were $3,641,824 and $2,514,903, respectively. There was one customer that represented 100% of gross accounts receivable at December 31, 2017.

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2018	December 31, 2017
Computer Equipment	$41,597	$41,597
Furniture and Fixtures	24,393	21,393
	65,990	62,990
Accumulated Depreciation	(56,675)	(40,928)
Fixed Asset Net	$9,315	$22,062

4. BUILDER DEPOSITS

In November 2015, SeD Maryland Development, LLC (“SeD Maryland”) entered into lot purchase agreements with NVR, Inc. (“NVR”) relating to the sale of single family home and townhome lots to NVR in the Ballenger Run Project. Based on the agreements, NVR is entitled to purchase 443 lots for a price of approximately $56M, which escalates 3% annually after June 1, 2018.

As part of the agreements, NVR provided was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as repaid back of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On September 30, 2018 and December 31, 2017, there were $4,194,364 and $5,056,718 outstanding, respectively.

Black Oak LP received a deposit of $300,000 from Lexington 26 LP (Colina), a building company located in Texas. In February 2018, the deposit $300,000 was refunded to Colina since both sides agreed to the changed development plan. On September 30, 2018 and December 31, 2017, there were $0 and $300,000 outstanding, respectively.

5. NON-CONTROLLING INTERESTS

Purchase of Minority Interest of Black Oak LP

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

6. NOTES PAYABLE

Revere Loan

On October 7, 2015, the Company entered into a note for $6,000,000, bearing interest at 13%, with a maturity date of October 7, 2016 with Revere High Yield Fund, LP (“Revere”). In connection with the loan, the Company incurred origination and closing fees of $524,233, which were recorded as debt discount and are amortized over the life of the loan. The loan is secured by a deed of trust on the property and a Limited Guarantee Agreement with related parties of the Company. On October 1, 2016, the loan was extended to April 1, 2017 for fees of $109,285. These fees were recorded as a debt discount under debt modification accounting are amortized over the extension period. On April 1, 2017, the loan was again extended until October 1, 2017 for a fee of $110,000. These fees were recorded as a debt discount under debt modification accounting and were amortized over the extension period. As of October 1, 2017, the loan was fully repaid and there is no outstanding principal or unamortized debt discount.

Union Bank Loan

On November 23, 2015, SeD Maryland entered into a Revolving Credit Note with the Union Bank in the original principal amount of $8,000,000. During the term of the loan, cumulative loan advances may not exceed $26,000,000. The line of credit bears interest at LIBOR plus 3.8% with a floor rate of 4.5%. The interest rate at September 30, 2018 was 6.06%.

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

As of September 30, 2018 and December 31, 2017, the principal balance is $397,338 and $8,272,297, respectively. As part of the transaction, the Company incurred loan origination fees and closing fees, totaling $480,947, which were recorded as debt discount and are amortized over the life of the loan. The unamortized debt discount was $87,673 and $140,277 at September 30, 2018 and December 31, 2017, respectively.

7. RELATED PARTY TRANSACTIONS

Intercompany Loans Restructuring

At December 31, 2016, considering the long-term development and short-term debt repayment, SeD Home restructured the loans from these affiliates. The restructuring process was done to transfer the loans to SeD Home International (99.99 % owner of the Company), the principal of which, $26,913,525, was then forgiven and recorded into additional paid in capital. SeD Home still owed the accrued interest of $6,283,207 to SeD Home International. The remaining accrued interest does not bear interest. On August 30, 2017, an additional $4,560,085 of this interest was forgiven and recorded into additional paid in capital. The remaining amount of $1,723,122 was still outstanding as of September 30, 2018 and December 31, 2017.

Notes Payable before Intercompany Loan Restructuring

SeD Home received advances from SeD Ltd (which was the 100% owner of the Company) to fund development costs and operation costs. The advances were unsecured, bear interest at 18% per annum and are payable on demand. As of December 31, 2015, SeD Home had outstanding principal due of $12,293,715 and accrued interest of $2,161,055 due to this related party.

SeD Home received advances from SCDPL (owned 100% by SeD Ltd) to fund development costs and operation costs. The advances were unsecured, bear interest at 18% per annum and were payable on demand. As of December 31, 2015, SeD Home had outstanding principal due of $4,300,930 and accrued interest of $1,461,058 due to this related party.

On September 30, 2015, SeD Home received $10,500,000 interest free loan, with a maturity date of March 31, 2016, from Hengfai Business Development Pte, Ltd, owned by the Chief Executive Officer of SeD Ltd and is also the majority shareholder of SeD Ltd, specifically for Ballenger Run project. SeD Home imputed interest at 13%, which is the interest rate on the Revere Loan noted in Note 5. The imputed interest resulted in a debt discount of $622,431 which is amortized over the life of the note. At December 31, 2015, SeD Home had $10,500,000 outstanding on the note and unamortized debt discount of $311,216. On April 1, 2016, SeD Home extended the note on the same terms through December 31, 2016. This resulted in an additional $933,647 of new imputed interest which was amortized during 2016.

Loan from SeD Home Limited

SeD Home receives advances from SeD Home Limited (an affiliate of SeD Ltd), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of September 30, 2018 and December 31, 2017, SeD Home had outstanding principal due of $1,070,000 and $1,050,000 and accrued interest of $166,323 and $86,425.

Loan from SeD Home International

SeD Home receives advances from SeD Home International. The advances bore interest at 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. At September 30, 2018 and December 31, 2017, there were $4,620,297 and $6,953,591 of principal and $2,092,543 and $1,848,797 of accrued interest outstanding. Both accrued outstanding interests include the remaining amount $1,723,122 after interest was forgiven on August 30, 2017 as discussed in previous paragraph.

During 2017, prior to the Reverse Merger, SeD Intelligent Home Inc. borrowed $30,000 from SeD Home International Inc. The borrowings did not bear any interest. In November 2017, the debt was forgiven by SeD Home International Inc. and was recognized into additional paid in capital.

Other Transactions

On November 29, 2016 an affiliate of SeD Home entered into three $500,000 bonds for a total of $1.5 million that are to incur annual interest at 8% and the principal shall be paid in full on November 29, 2019. SeD Home agreed to guarantee the payment obligations of these bonds. Further, at the maturity date, the bondholder has the right to propose to acquire a property built by SeD Home, and SeD will facilitate that transaction. The proposed acquisition purchase price would be at SeD Home's cost. If the cost price is more than $1.5 million, the proposed acquirer would pay the difference, and if the cost price is below $1.5 million, the affiliate of SeD would pay the difference in cash.

The Reverse Merger

As described in Note 1, the Reverse Merger was done with a related party through common control and ownership.

Management Fees

Black Oak LP is obligated under the Limited Partnership Agreement (as amended) to pay a $6,500 per month management fee to Arete Real Estate and Development Company (Arete), a related party through common ownership and $2,000 per month to American Real Estate Investments LLC (AREI), a related party through common ownership. In the nine months ended on September 30, 2017, $58,500 and $18,000 were accrued as management fees payable to Arete and AREI. Arete is also entitled to a developer fee of 3% of all development costs excluding certain costs. The fees are to be accrued until $1,000,000 is received in revenue and/or builder deposits relating to the Black Oak Project.

On December 31, 2017, the Company had $314,630 owed to Arete and $48,000 to AREI in accounts payable and accrued expenses.

On April 26, 2018, SeD Development USA, Arete and AREI reached an agreement to terminate the terms related to management fees and developer fees in the Limited Partnership Agreement. In July 2018, per the terms of the termination agreement, Black Oak LP paid Arete $300,000 and AREI $30,000 to fulfill the commitments.

MacKenzie Equity Partners, owned by a Charlie MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the current terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month to be paid when the property development cashflow milestones have been met. The Company incurred expenses of $135,000 and $102,930 for the nine months ended September 30, 2018 and 2017, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On September 30, 2018 and December 31, 2017, the Company owed this related party $15,000 and $0, respectively.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $88,030 and $51,200 for the nine months ended September 30, 2018 and 2017, respectively. On September 30, 2018 and December 31, 2017, the Company owed this related party $8,000 and $18,000, respectively.

8. STOCKHOLDERS’ EQUITY

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

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The leases expire in 2018 and 2020, respectively and have monthly rental payments ranging between $2,284 and $8,205. Rent expenses were $89,595 and $87,205 for the nine months ended September 30, 2018 and 2017, respectively. Rent expenses were $30,142 and $29,338 for the three months ended September 30, 2018 and 2017, respectively. The below table summarizes future payments due under these leases as of September 30, 2018.

For the Years Ended December 31:

2018 (remainder)	30,476
2019	118,410
2020	96,924
Total	$245,809

Lot Sale Agreements

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9 acre lot would be $2,900,000.00 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. The Company is seeking to find alternative purchasers for the CCRC parcel.

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

10. SUBSEQUENT EVENTS

Purchase and Sale Amended Agreement with Houston LD, LLC

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement (the “Amended and Restated Purchase and Sale Agreement”) for these 124 lots. The purchase price remains $6,175,000. Following the execution of the Amended and Restated Purchase and Sale Agreement, Houston LD, LLC has delivered an additional $100,000 deposit, bringing the aggregate earnest money deposit to $250,000. Such deposit is non-refundable unless 150 CCM Black Oak, Ltd. defaults. Under the Purchase and Sale Agreement, the closing of the purchase of these lots was contemplated to occur within thirty (30) days of the completion of this inspection period; under the Amended and Restated Purchase and Sale Agreement, such closing is now contemplated to occur within ten (10) days of the first to occur of the following: (i) a sixty (60) day pre-closing period, which may be extended for an additional thirty (30) days; or (ii) the completion of certain enumerated requirements. Such closing remains subject to certain closing conditions.

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

Results of Operations for the Three and Nine Months Ended September 31, 2018 and 2017:

	Three- Months Ended		Nine-months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$7,790,646	$140,380	$14,009,668	$2,792,174
Operating Expenses	$6,878,475	$436,763	$12,942,697	$3,413,219
Net Income or (Loss)	$1,040,425	$(255,594)	$1,287,759	$(567,633)

Revenue

Revenue was $7,790,646 for the three months ended September 30, 2018 as compared to $140,380 for the three months ended September 30, 2017. Revenue was $14,009,668 for the nine months ended September 30, 2018 as compared to $2,792,174 for the nine months ended September 30, 2017. This increase in revenue is attributable to the Company having an increase in property sales from the Ballenger Project, especially the close of multifamily lots sale. Pursuant to a lot purchase agreement dated July 20, 2016, SeD Maryland agreed to sell 210 multifamily units in the Company’s Ballenger Run Project to Orchard Development Corporation (“Orchard”) for a total purchase price of $5.25 million with a closing date of March 31, 2018. Following certain extensions of the closing date and the payment of additional deposits, on August 6, 2018, SeD Maryland and Orchard closed this transaction and Orchard acquired the units described above.

We anticipate a higher level of revenue from sales in 2018. Builders are required to purchase minimum numbers of lots based on sales agreements we entered into with them. We recognized revenue from the sale of lots to builders. We do not build any houses ourselves at the present time.

Rental income increased from $1,880 in the three months ended September 30, 2017 to $4,365 in the three months ended September 30, 2018. Rental income declined from $88,438 in the nine months ended September 30, 2017 to $4,365 in the nine months ended September 30, 2018 as all of the Company’s rental properties, except one, were sold.

Operating Expenses

Operating expenses increased to $6,878,475 for the three months ended September 30, 2018 from $436,763 for the three months ended September 30, 2017. This increase is caused by increased costs relating to increased sales, which cost of sales increased from $146,262 in the three months ended September 30, 2017 to $6,574,977 in the three months ended September 30, 2018. Operating expenses increased to $12,942,697 for the nine months ended September 30, 2018 from $3,413,219 for the nine months ended September 30, 2017. This increase is caused by increased costs relating to increased sales, which cost of sales increased from $2,570,182 in the nine months ended September 30, 2017 to $12,144,497 in the nine months ended September 30, 2018. Capitalized construction expenses and land costs were allocated to lot sales. We anticipate total cost of sales will increase as revenue increases. The general and administrative expenses remained the same period after period.

Net Income (Loss)

In the three months ended September 30, 2018, the Company had net income $1,040,425 compared to a net loss of $255,594 in the three months ended September 30, 2017. In the nine months ended September 30, 2018, the Company had net income $1,287,759 compared to a net loss of $567,633 in the nine months ended September 30, 2017. The profitability came from the sales of lots from the Company’s Ballenger Run projects. In 2018, we anticipate further increase net income from our current operations. However, the addition of new operations may cause additional expenses that decrease profitability.

Liquidity and Capital Resources

Our real estate assets have decreased to $43,892,598 as of September 30, 2018 from $54,543,092 as of December 31, 2017. This decrease is a result of the sale of lots during the nine months ended September 30, 2018.

Our liabilities declined from $24,561,292 at December 31, 2017 to $13,448,000 at September 30, 2018. Our total assets have decreased to $48,341,073 as of September 30, 2018 from $58,166,606 as of December 31, 2017 due to the decrease of the real estate assets.

As of September 30, 2018, we had cash $506,324 compared to $358,233 as of December 31, 2017. Our Ballenger Run revolver loan balance from Union Bank is approximately $0.4 million and the credit limit is $11 million as of September 30, 2018. On December 31, 2017, the revolver loan balance was approximate $8.3 million and credit limit is $11 million. The interest of related party loans is accruing and the due date of these loans could be extended.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 are as follows:

	2018	2017

Net Cash Provided by (Used In) Operating Activities	$11,563,856	$(4,409,302)
Net Cash Used In Investing Activities	$(3,000)	$(7,891)
Net Cash (Used In) Provided by financing activities	$(10,188,253)	$4,620,237
Net Increase in Cash and Restricted Cash	$1,372,603	$203,044
Cash and Restricted Cash at beginning of the year	$3,014,903	$3,056,309
Cash and Restricted Cash at end of the period	$4,387,506	$3,259,353

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development and property purchased for resale. In the nine months ended September 30, 2018, cash provided by operating activities was $11.6 million compared with cash $4.4 million used in the nine months end September 30, 2017. The sales of the Ballenger lots in the nine months of 2018 is the main reason of increase of the cash provided in the operating activities. With the completion of the part of phase one of Black Oak project, development speed was adjusted with our development funding conditions and development costs went down as well. Ballenger development spending also went down in the nine months of 2018 compared that period in 2017 because of the different development stages.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily includes purchases of office fixture and computer equipment.

Cash Flows from Financing Activities

In the nine months ended September 30, 2018, the company repaid approximately $7.9 million to the Union Bank revolver loan and approximately $2.3 million to the related party loan. In the nine months ended September 30, 2017, the Company paid off Revere Loan of $6.0 million and borrowed approximate $2.7 million from Union Bank revolver loan. At the same time the Company borrowed approximately $7.8 million from related parties.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to perform at certain times of year. This may impact the expenses of SeD Home from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

The Company capitalized interest from related party borrowings of $323,644 and $107,150 for the nine months ended September 30, 2018 and 2017, respectively. The Company capitalized interest from the third-party borrowings of $242,412 and $874,348 for the nine months ended September 30, 2018 and 2017, respectively.

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

On September 30, 2018, there was no impairment recognized for any of the projects.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report:

10.11	Lot Purchase Agreement, dated as of July 20, 2016, by and between SeD Maryland Development, LLC and Orchard Development Corporation
10.12	Partnership Interest Purchase Agreement, dated as of July 23, 2018, by and between SeD Development USA, Inc and American Real Estate Investors, LLC.
10.13	Partnership Interest Purchase Agreement, dated as of July 23, 2018, by and between SeD Development USA, Inc and Fogarty Family Trust II.
31.1a	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officers and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTELLIGENT HOME INC.

November 14, 2018	By:	/s/ Fai H. Chan
Fai H. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

November 14, 2018	By:	/s/ Moe T. Chan
Moe T. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

November 14, 2018	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 14, 2018	By:	/s/ Alan W. L. Lui
Alan W. L. Lui, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)