Form 10-K
period 2018-12-31
SeD Intelligent Home Inc.
filed 2019-04-01
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 1, 2019, there were 704,043,324 shares outstanding of the registrant’s common stock, $0.001 par value.

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

 SeD Intelligent Home Inc.
Form 10-K
For the Year Ended December 31, 2018

 PART I

Item 1. Business.

General

SeD Intelligent Home Inc., formerly known as Homeownusa, was incorporated in the State of Nevada on December 10, 2009 with the intention of entering into the home equity lease/rent to own business. The Company is no longer pursuing this business plan. Our address is 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814. Our telephone number is 301-971-3940.

On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to CloudBiz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 which represented a 69% interest in the Company’s issued and outstanding common stock (the “Transaction”). Along with the Transaction, the sole director and officer resigned and Mr. Conn Flanigan was appointed as the Company’s Chief Executive Officer and sole director. On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million shares of the Company’s common stock. In October 2014, the Company issued 20,534 shares to 30 new investors for total proceeds of $2,053. On December 22, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment. Singapore eDevelopment subsequently contributed its ownership in the Company to its subsidiary SeD Home International, Inc. (which also owned SeD Home, Inc. until December 29, 2017, at which time SeD Home International, Inc. contributed its shares of SeD Home to the Company). The majority of the Company’s common stock continues to be owned by SeD Home International, Inc. On January 10, 2017, our board of directors appointed Fai H. Chan as Director. On March 10, 2017, Mr. Rongguo (Ronald) Wei, CPA, was appointed as Chief Financial Officer of the Company.

On March 10, 2017, our board of directors approved and ratified a change in the Company's fiscal year end from January 31 to December 31, effective immediately as of the date of the board approval. On September 5, 2017, the Company changed its name to SeD Intelligent Home Inc., and increased its number of authorized shares to 1,000,000,000 (the par value per share remained $.001).

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), SeD Home Inc. (“SeD Home”), a Delaware corporation, and SeD Home International, Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into SeD Home, with SeD Home surviving as a wholly-owned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017 (the “Closing Date”). Effective as of the Closing, the Company ceased to be a “shell company” as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. The Company’s business operations became those operations that SeD Home is currently conducting, and may conduct in the future.

In connection with the acquisition of SeD Home, the Company appointed new officers and directors. Fai H. Chan and Moe T. Chan serve as co-Chief Executive Officers; Rongguo (Ronald) Wei and Alan W. L. Lui serve as Co-Chief Financial Officers, and our Board of Directors includes Fai H. Chan, Moe T. Chan, Conn Flanigan and Charles MacKenzie.

With the completion of the Company’s acquisition of SeD Home, we entered into the business of land development. While the Company will own real estate, the Company does not intend to be a REIT for federal tax purposes.

SeD Home was incorporated in Delaware on February 24, 2015, and was named SeD Home USA, Inc. before changing its name in May of 2015. Prior to the Closing, SeD Home was entirely owned and controlled by Singapore eDevelopment and certain of its subsidiaries since its incorporation. Since SeD Home’s incorporation, the management and funding of SeD Home has been directed by Singapore eDevelopment’s management, including Singapore eDevelopment’s Chief Executive Officer and controlling shareholder, Fai H. Chan. The officers and directors of SeD Home are the same six individuals who are the officers and directors of the Company (listed above). SeD Home’s Black Oak project is a 162-acre land sub-division development located north of Houston, Texas. SeD Home’s Ballenger Run project is a 197-acre sub-division development near Washington D.C. in Frederick County, Maryland. SeD Home conducts its operations through ten wholly and partially owned subsidiaries. SeD Home’s affiliates will provide project and asset management via separate agreements with consultants.

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

SeD Home, via a subsidiary, is presently exploring opportunities to expand its current portfolio by developing communities solely designed for renters. SeD Home is exploring the potential to pursue this new endeavor in part to improve cash flow and smooth out the inconsistencies of income in residential land development. SeD Home will continue to attempt to mitigate risk and maximize returns. At the present time, SeD Home owns one home through its subsidiary SeD USA, LLC which is rented. Previously, SeD Home owned other homes for rent which have been sold.

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

As of December 31, 2018, we had total assets of $48,600,709 and total liabilities of $13,733,045. Total assets as of December 31, 2017 were $58,166,606 and total liabilities were $24,561,292.

Employees

At the present time, the Company has four full time employees. Much of our work is done by contractors retained for projects, and at the present time we have no part time employees.

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

The cost of complying with governmental regulations is significant and will increase if we add additional real estate projects and become involved in homebuilding in the future and are required to comply with certain due diligence procedures related to third party lenders.

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

Corporate Organization

The following chart describes the Company’s ownership of various subsidiaries:

Black Oak

Our Black Oak project is a 162-acre land infrastructure development and sub-division project situated in Magnolia, Texas north of Houston. 150 Black Oak, Ltd. was a partnership formed by our former partner prior to our investment in this project. Black Oak had contracts to purchase seven contiguous parcels of land. Our initial equity investment was US$4.3 million for ownership of 60% of the partnership. Upon this initial investment in February 2014, we changed the name of the partnership to 150 CCM Black Oak, Ltd (“Black Oak”) and subsequently increased our ownership to 69%. On July 23, 2018, SeD Development USA, LLC, a wholly owned subsidiary of the Company, entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak. Prior to the Partnership Interest Purchase Agreements, the Company owned and controlled Black Oak through its 68.5% limited partnership interest and its ownership of the General Partner, 150 Black Oak GP, Inc, a 0.5% owner in Black Oak. As a result of the purchase, the Company, through its subsidiaries, now owns 100% of Black Oak. 150 Black Oak GP, Inc., is wholly owned by SeD USA, LLC, which in turn is wholly owned by SeD Home. The limited partnership interests are owned by SeD Development USA, Inc., which is wholly owned by SeD Home. 150 Black Oak GP, Inc. was previously jointly owned with a partner, but is now entirely owned by SeD USA, LLC.

Black Oak was obligated, under the Limited Partnership Agreement (as amended) signed between previous limited partners of Black Oak, to pay a $6,500 per month management fee to Arete Real Estate and Development Company (Arete), and $2,000 per month to American Real Estate Investments LLC (AREI). Arete was also entitled to be paid a developer fee of 3% of all development costs excluding certain costs. The fees were to accrue until $1,000,000 in revenue and/or builder deposits relating to the Black Oak Project has received. On December 31, 2017, the Company had $314,630 owed to Arete and $48,000 to AREI in accounts payable and accrued expenses. On April 26, 2018, SeD Development USA, Arete and AREI reached an agreement to terminate the terms related to management fees and developer fees in the Limited Partnership Agreement. In July 2018, per the terms of the termination agreement, Black Oak LP paid Arete $300,000 and AREI $30,000 to fulfill the commitments. Following the termination of these agreements and the payments, no further management fees or developer fees have accrued or been paid.

In October 2015, the project obtained a $6.0 million construction loan from Revere High Yield Fund, LP. This loan was paid off in October of 2017. Currently the Black Oak project does not have any financing from third parties.

The site plan at Black Oak is being revised to allow for approximately 420-512 residential lots of varying sizes. We anticipate that our involvement in land development aspects of this project will take approximately three to five additional years to complete. Since February of 2015, we have completed several important tasks related to the project, including clearing certain portions of the property, paving certain roads within the project and complying with the local improvement district to ensure reimbursement of these costs.

The estimated construction costs and completion date for each phase are as follows:

Black Oak	Estimated Construction Costs	Expected Completion Date
Phase 1	$7,080,000	April 2019
Phase 2	5,690,000	April 2020
Phase 3	3,850,000	August 2020
Phase 4	4,020,000	April 2021
Total	$20,640,000

On July 3, 2018, 150 CCM Black Oak Ltd. entered into a Purchase and Sale Agreement with Houston LD, LLC for the sale of 124 lots within the Black Oak project (the “Black Oak Purchase Agreement”). Pursuant to the Black Oak Purchase Agreement, it was agreed that 124 lots would be sold for a range of prices based on the lot type. In addition, Houston LD, LLC agreed to contribute a “community enhancement fee” for each lot, collectively totaling $310,000 which is held in escrow. 150 CCM Black Oak, Ltd. will apply these funds exclusively towards an amenity package on the property. The closing of the transactions contemplated by the Black Oak Purchase Agreement was subject to Houston LD, LLC completing due diligence to its satisfaction.

On July 20, 2018, Black Oak LP received $4,592,079 of district reimbursement for previous construction costs incurred in the land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak LP and will be released upon receipt of the evidence of the: (a) execution of a purchase agreement between Black Oak LP and a home builder with respect to the Black Oak development and (b) of the completion, finishing and making ready for home construction of at least 105 unfinished lots in the Black Oak development. In 2018, $446,745 was released to reimburse the construction costs leaving a balance of $1,203,255 on December 31, 2018.

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement (the “Amended and Restated Black Oak Purchase Agreement”) for these 124 lots. Pursuant to the Amended and Restated Black Oak Purchase Agreement, the purchase price remained at $6,175,000. 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended.

On January 18, 2019, the sale of 124 lots at Black Oak was completed for $6,175,000 and the community enhancement fee equal to $310,000 was delivered to the escrow account.

At the present time, the Company is also considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Black Oak property.

Ballenger Run

In November 2015, we completed the $15.65 million acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into the Assignable Real Estate Sales Contract with NVR, Inc. (“NVR”) by which RBG Family, LLC would sell the 197 acres for $15,000,000 to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC in the Assignment and Assumption Agreement and entered into a series of Lot Purchase Agreements by which NVR would purchase subdivided lots from SeD Maryland Development, LLC.

SeD Maryland Development’s acquisition of the 197 acres was funded in part from a $5.6 million deposit from NVR Inc. (“NVR”). The balance of $10.05 million was derived from a total equity contribution of $15.2 million by SeD Ballenger LLC (“SeD Ballenger”) and CNQC Maryland Development LLC (a unit of Qingjian International Group Co, Ltd, China, “CNQC”). The project is owned by SeD Maryland Development, LLC (“SeD Maryland”). SeD Maryland is 83.55% owned by SeD Ballenger and 16.45% by CNQC.

SeD Maryland entered into a Project Development and Management Agreement for Ballenger Run with MacKenzie Development Company, LLC and Cavalier Development Group, LLC on February 25, 2015. MacKenzie Development Company, LLC assigned its rights and obligations to this agreement to Adams Aumiller Properties, LLC on September 9, 2017. Pursuant to this Project Development and Management Agreement, Adams Aumiller, LLC and Cavalier Development Group, LLC coordinate and manage the construction, financing, and development of Ballenger Run. SeD Maryland compensates Adams Aumiller LLC and Cavalier Development Group, LLC with a monthly aggregate fee of $14,667 until all single family and townhome lots are sold. The monthly aggregate fee will then adjust to $11,000 which will continue for approximately eight months to allow all close out items to be finished including the release of guarantees and securities as required by the government authorities. The Project Development and Management Agreement for Ballenger Run also requires SeD Maryland to pay a fee of $1,200 and $500 for each single-family and townhome, respectively, sold to a third party. SeD Maryland also paid a fee of $50,000 after the sale of the parcel underlying the multi-family lots in August 2018.

This property is zoned for 443 entitled Residential Lots, 210 entitled Multifamily Units and 200 entitled continuing care retirement community units approved for twenty (20) years from the date of a Developers Rights & Responsibilities Agreement dated October 8, 2014, as amended on September 6, 2016. We are presently seeking to revise the zoning of this property to include 479 entitled residential lots and 210 entitled multi-family units, with no entitled continuing care retirement community units. We anticipate that the completion of our involvement in this project will take approximately three years from the date of this Annual Report.

Revenue from Ballenger Run is anticipated to come from three main sources:

● The sale of 479 entitled and constructed residential lots to NVR;
● The sale of the lot for the 210 entitled multi-family units; and
● The sale of 479 front foot benefit assessments.

Revenues may be adversely impacted, if we fail to attain certain goals, meet certain conditions or if market prices for this development unexpectedly begin to drop.

The estimated construction costs and completion date for each phase are as follows:

Ballenger Run	Estimated Construction Costs	Expected Completion Date
Phase 1	$13,786,000	Completed
Phase 2	10,210,000	December 2019
Phase 3	10,170,000	September 2020
Phase 4	3,460,000	March 2020
Phase 5	1,690,000	December 2021
Total	$39,316,000

Financing from Union Bank (f/k/a The Bank of Hampton Roads, Shore Bank and Xenith Bank) closed simultaneous with the settlement on the land on November 23, 2015, pursuant to a subsequent amendment to the terms of this loan, the loan provides (i) for a maximum of $11 million outstanding; (ii) that the maturity of this loan will be December 31, 2019; and (iii) includes an $800,000 letter of credit facility, with an annual rate of 1.5% on all issued letters of credit.

This loan is to fund the development of the first 276 lots, the multi-family parcel and senior living parcel, the amenities associated with these phases, and certain road improvements.

Expenses from Ballenger Run include, but are not limited to costs associated with land prices, closing costs, hard development costs, cost in lieu of construction, soft development costs and interest costs. We presently estimate these costs to be between $55 and $56 million. We may also encounter expenses which we have not anticipated, or which are higher than presently anticipated.

This project will have five phases. The first phase has been completed and we are currently in the second phase for completion of this project.

The following chart describes the various phases of this project (the chart does not reflect our current attempt to revise the zoning at this project to reflect the addition of 36 villa lots to replace the 200 continuing care retirement community units originally planned):

Phase 1 construction of all infrastructure was completed in 2017. The initial model lot sales with NVR began in May 2017 and all lot sales of varying types as outlined in the chart set forth above are continuing through the first quarter of 2018. In the fourth quarter of 2017 all improvement plans and cost estimates were approved for Phases 2A, 2B, 2C and 2D. Phase 2B is the next phase of lot takedowns for NVR. Phase 2B plat recordation and final construction began in March of 2018. Lot sales to NVR also began in March of 2018. Phases 2A and 2C plat recordation and construction began in June of 2018. Phase 2D construction began in September.

Sale of Residential Lots

The 479 Residential Lots were contracted for sale under a Lot Purchase Agreement to NVR, a company based in the US and listed on the New York Stock Exchange. NVR is a home builder which is engaged in the construction and sale of single-family detached homes, townhouses and condominium buildings. It also operates a mortgage banking and title services business. Under the Lot Purchase Agreements, NVR provided SeD Home with an upfront deposit of $5.6 million and has agreed to purchase the lots at a range of prices. The lot types and quantities to be sold to NVR under the Lot Purchase Agreements include the following:

Lot Type	Quantity
Single Family Detached Large	85
Single Family Detached Small	89
Single Family Detached Neo Traditional	33
Single Family Attached 28’ Villa	121
Single Family Attached 20’ End Unit	46
Single Family Attached 16’ Internal Unit	105
Total	479

There are five different types of Lot Purchase Agreements (“LPAs”), which are essentially the same except for the price and unit details for each type of lot. Under the LPAs, NVR shall purchase 30 available lots per quarter. The LPAs provide several conditions related to preparation of the lots which must be met so that a lot can be made available for sale to NVR. SeD Maryland is to provide customary lot preparation including but not limited to survey, grading, utilities installation, paving, and other infrastructure and engineering. In the event NVR does not purchase the lots under the LPAs, SeD Maryland would be entitled to keep the NVR deposit and terminate the LPAs. Should SeD Maryland breach the LPAs, it would have to return the remainder of the NVR deposit that has not already been credited to NVR for any sales of lots under the LPAs and NVR would be able to seek specific performance of the LPAs as well as any other rights available at law or in equity.

The sale of 13 model lots to NVR began in May of 2017. 102 lots were sold in the year ended December 31, 2018, compared to 42 lots sold in the year ended December 31, 2017. NVR has started marketing houses and has commenced sales.

Sale of Lots for the Multi-family Units

In June 2016, SeD Maryland entered into a lot purchase agreement with Orchard Development Corporation relating to the sale of 210 multifamily units in the Ballenger Run Project for a total purchase price of $5,250,000, which closed on August 7, 2018.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to pay the developer to reimburse the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to the assessments to investors who will pay a lump sum up front so we can realize the revenue sooner. Front foot benefit assessments are subject to amendment by regulatory agencies, legislative bodies, and court rulings, and any changes to front foot benefit assessments could cause us to reassess these projections.

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

There are risks related to conflicts of interest with our partners in the Ballenger Run Project.

The Company owns the Ballenger Run Project with another LLC member. This entity is controlled, however, by the Company not only through the Company’s majority voting interest in such project, but also through the control of the entity responsible for such project’s day-to-day operations. The project will be dependent upon SeD Development Management LLC, a subsidiary of SeD Home, for the services required for its operations. The Company’s control of both the voting control of this project as well as the control of the entity responsible for the day to day interests of the project could create conflicts of interest between our Company and our partner in the project. SeD Maryland, the owner of the project, has no employees, and this project will be dependent upon SeD Development Management LLC and its affiliates for the services required for its operations.

The terms of the Management Agreement between SeD Maryland and SeD Development Management LLC were not negotiated at arm’s-length, although it was adopted by CNQC, the other member. Pursuant to the Management Agreement, the owners of SeD Maryland, SeD Ballenger and CNQC, have delegated the day-to-day operations of developing Ballenger Run to SeD Development Management, LLC.

Despite this delegation, potential conflict between CNQC and SeD Development Management, LLC regarding the management of day-to-day operations of Ballenger Run could undermine our ability to effectively implement our vision for these projects, and could result in costly and time-consuming litigation.

Members of our management may face competing demands relating to their time, and this may cause our operating results to suffer.

Fai H. Chan, one of our Co-Chief Executive Officers, is both an officer and director of Singapore eDevelopment, the entity which owns SeD Home International, Inc., our majority shareholder. Mr. Chan is involved in a number of other projects other than our Company’s real estate business and will continue to be so involved. Moe T. Chan is a consultant to Singapore eDevelopment and will also be involved in projects other than our Company’s real estate business. Both of our Co-Chief Executive Officers have their primarily residences and business offices in Asia, and accordingly, there will be limits on how often they are able to visit the locations of our real estate projects. Similarly, our Co-Chief Financial Officers are both also engaged in non-real estate activities of Singapore eDevelopment, and only one of our Co-Chief Financial Officers resides and works in the United States (at an office located in Bethesda, MD).

Since some members of our board of directors are not residents of the United States, shareholders may not be able to enforce a U.S. judgment for claims brought against such directors.

Several members of our senior management team, including our Co-Chief Executive Officers, have their primary residences and business offices in Asia, and some portion of the assets of these directors are located outside the United States. As a result, it may be more difficult for shareholders to enforce a lawsuit within the United States against these non-U.S. residents than if they were residents of the United States. Also, it may be more difficult for shareholders to enforce any judgment obtained in the United States against the assets of our non-U.S. resident management located outside the United States than if these assets were located within the United States. A foreign court may not enforce liabilities predicated on U.S. federal securities laws in original actions commenced in certain foreign jurisdictions, or judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal securities laws.

Concentration of ownership of our common stock by our majority shareholder will limit other investors from influencing significant corporate decisions.

Our majority shareholder will be able to make decisions such as (i) making amendments to our certificate of incorporation and by-laws, (ii) whether to issue additional shares of common stock and preferred stock, (iii) employment decisions, including compensation arrangements, (iv) whether to enter into material transactions with related parties, (v) election and removal of directors and (vi) any merger or other significant corporate transactions. The interests of our majority shareholder may not coincide with the interests of other shareholders.

Our relationship with our majority shareholder and its parent and affiliates may be on terms which are perceived by investors as more or less favorable than those that could be obtained from third parties.

Our majority shareholder, SeD Home International, Inc., presently owns 99.99% of our issued and outstanding common stock. While we anticipate that such percentage will be diluted over time, our majority shareholder, its parent and affiliates will be perceived as having influence over our management and operations, and any loans or other agreements which we may enter into with our majority shareholder and its parent and affiliates may be perceived by investors as being on terms that are less favorable than we could otherwise receive; such perception could adversely impact the price of our common stock. Similarly, such agreements could be perceived as being on terms more favorable than those that could be obtained from third parties, and any unwillingness by our majority shareholder and its parent and affiliates to engage with our common stock could discourage investors.

Risks Relating to the Real Estate Industry

The market for real estate is subject to fluctuations that may impact the value of the land or housing inventory that we hold, which may impact the price of our common stock.

Investors should be aware that the value of any real estate we own may fluctuate from time to time in connection with broader market conditions and regulatory issues which we cannot predict or control, including interest rates, the availability of credit, the tax benefits of homeownership and wage growth, unemployment and demographic trends in the regions in which we conduct business. Should the price of real estate decline in the areas in which we have purchased land, the price at which we will be able to sell lots to home builders, or if we build houses, the price at which can sell such houses to buyers, will decline.

The regulation of mortgages could adversely impact home buyers’ willingness to buy new homes which we may be involved in building and selling.

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

The land development operations which we currently conduct and the construction projects which we may become involved in at a later date may be adversely impacted by unexpected weather and natural disasters, including but not limited to storms, hurricanes, tornados, floods, blizzards, fires or earthquakes. Man-made disasters including terrorist attacks, electrical outages and cyber-security incidents may also impact the costs and timing of the completion of our projects. Cyber-security incidents, including those that result in the loss of financial or other personal data, could expose us to litigation and reputational damage. If insurance is unavailable to us on acceptable terms, or if our insurance is not adequate to cover business interruptions and losses from the conditions described above and similar incidents, or results of operations will be adversely affected. In addition, damage to new homes caused by these conditions may cause our insurance costs to increase.

We have a concentration of revenue and credit risk with one customer.

We have been highly dependent on sales of residential lots to NVR. Pursuant to agreements between NVR and SeD Maryland Development, LLC, NVR will be the sole purchaser of 479 residential lots at our Ballenger project (subject to an increase in zoning approvals for the number of residential lots from 443 to 479). During 2018, we received $12.0 million in revenue from lot sales to NVR. Therefore, at the present time, a significant portion of our business depends largely on NVR’s continued relationship with us. A decision by NVR to discontinue or limit its relationship with us could have a material adverse impact on the Company.

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

It is possible that we will not establish an active market unless our stock is listed for trading on an exchange, and we cannot assure shareholders that we will ever satisfy exchange listing requirements.

It is possible that a significant trading market for our shares will not develop unless the shares are listed for trading on a national exchange. Exchange listing would require us to satisfy a number of tests as to corporate governance, public float, shareholders, equity, assets, market makers and other matters, some of which we do not currently meet. We cannot assure shareholders that we will ever satisfy listing requirements for a national exchange or that there ever will be significant liquidity in our shares.

If we issue additional shares of our common stock, shareholders will experience dilution of their ownership interest.

We may issue shares of our authorized but unissued equity securities in the future. Such shares may be issued in connection with raising capital, acquiring assets or firing or retaining employees or consultants. If we issue such shares, shareholders’ ownership will be diluted.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Black Oak

The Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development consists of approximately 450 lots on 162 acres. Black Oak LP is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

Ballenger Run

Ballenger Run is a residential land development project located in Frederick County in Frederick, Maryland. This property is located approximately 40 miles from Washington, DC, 50 miles from Baltimore and is located less than four miles from I-70 and I-270. Ballenger Run is situated on approximately 197 acres of land and entitled for 853 residential units consisting of 443 residential Lots, 210 multi-family units and 200 age restricted units, however, we are presently seeking to revise the zoning of this property to include 479 entitled residential lots and 210 entitled multi-family units, with no entitled continuing care retirement community units. SeD Maryland Development, LLC is the primary developer responsible for all infrastructure development. SeD Maryland will pursue the required zoning approval to change the number of lots.

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

Holders

At March 22, 2019, the Company had 53 shareholders.

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

The Company did not repurchase any shares of the Company’s common stock during 2018.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

	Year Ended
	December 31, 2018	December 31, 2017
Revenue	$17,675,034	$6,957,042
Operating Expenses	$16,389,804	$7,336,319
Net Income (Loss)	$1,322,350	$(249,769)

Revenue

Revenue was $17,675,034 for the period ended December 31, 2018 as compared to $6,957,042 for the period ended December 31, 2017. This increase in revenue is primarily attributable to the Company having an increase in property sales from the Ballenger Project. We anticipate even higher level of revenue from sales in 2019. Builders are required to purchase minimum numbers of lots based on sales agreements we enter into with them. We collect revenue from the sale of lots to builders; we do not build any houses ourselves at the present time.

Income from the sale of Front Foot Benefits, assessed on Ballenger Run project lots, increased from $0 in the year ended December 31, 2017 to $413,613 in year ended December 31, 2018. The increase is a result of the increased sale of properties in 2018. The revenue is expected to further increase in 2019 as we sell more lots.

Rental income declined from $88,438 in the period ended December 31, 2017 to $8,730 in the period ended December 31, 2018 as certain rental properties were sold (we now own only one rental property). Unless we acquire additional rental-income producing assets, such rental income may decline further in 2019 if this remaining rental home is sold.

Operating Expenses

Cost of sales increased from $6,217,779 in the period ended December 31, 2017 to $ 15,641,324 in the period ended December 31, 2018. The Company had a gross margin of 12% in 2018 compared to 11% in 2017, as there have not been any significant changes to projected project costs.

The general and administrative expenses decreased from $1,118,540 for the period ended December 31, 2017 to $748,480 for the period ended December 31, 2018 due to a decrease in professional fees.

Net Income (Loss)

After a net loss of $249,769 for the period ended December 31, 2017, we had a net income of $1,322,350 for the period ended on December 31, 2018, in large part because of our increased property sales from our Ballenger project.

Liquidity and Capital Resources

Our real estate assets have decreased to $43,764,545 of December 31, 2018 from $52,543,092 as of December 31, 2017. This decrease primarily reflects a higher increase in the cost of sales than in the capitalized costs related to the construction in progress. Our liabilities declined from $24,561,292 at December 31, 2017 to $13,733,045 at December 31, 2018. Our total assets have decreased to $48,600,709 as of December 31, 2018 from $58,166,606 as of December 31, 2017.

As of December 31, 2018, we had cash in the amount of $715,754, compared to $358,233 as of December 31, 2017. Our Ballenger Run revolver loan balance from Union Bank was $13,899 at December 31, 2018 and $8,132,020 at December 31, 2017 and the credit limit is $11 million. In addition, we owed $6 million to Revere High Yield Fund, which was paid off in October 2017 with related party debt. The interest of related party loans is accruing and the due date of these loans could be extended.

Based on the sales contract with NVR, the 2019 revenue from Ballenger project is expected to be approximately $17.2 million. The loan from Union Bank was repaid in January of 2019.

Currently the Black Oak project does not have any financing from third parties. On July 20, 2018, Black Oak was reimbursed $4,592,079 from the Harris County Improvement District 17 (“HC17”) for previous expenses incurred by Black Oak in the development and installation of infrastructure within the Black Oak project. The future development timeline of Black Oak is based on multiple limiting conditions, such as the amount of the funds raised from capital market, the loans from third party financial institutions, and the government reimbursements, etc. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017

Net cash Provided by (Used in) Operating Activities	$12,209,666	$(2,688,056)
Net Cash Used in Investing Activities	$(3,000)	$(7,892)
Net Cash (Used in) Provided by financing activities	$(10,576,405)	$2,654,542
Net Increase (Decrease) in Cash	$1,630,261	$(41,406)
Cash and restricted cash at beginning of the year	$3,014,903	$3,056,309
Cash and restricted cash at end of the year	$4,645,164	$3,014,903

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets which we plan to sell, such as land purchased for development and resale. In 2018, cash provided by operating activities was $12,209,666 compared with 2017, in which the cash we used was $2,688,056. The increased sales at our Ballenger project were the main reason for our increase of cash flows from operating activities. With the completion of Phase One of our Black Oak project, development speed was adjusted with our development funding conditions and development costs went down as well.

Cash Flows from Investing Activities

Cash flows used in investing activities include purchases of office fixture and computer equipment.

Cash Flows from Financing Activities

In 2017, SeD Home borrowed $7.5 million from SeD Home International to pay off Revere Loan of $6 million and to support the land development of Black Oak and Ballenger projects. Ballenger Run also borrowed about $1 million from the Union Bank for its land development. In 2018 SeD Maryland Development paid down the Union Bank loan by $8.3 million and Black Oak also paid back approximately $2.2 million of related party borrowings.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to be performed at certain times of year. This may impact the expenses of SeD Home from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Estimates

We have established various accounting policies under US GAAP. Some of these policies involve judgments, assumptions and estimates by management. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an ongoing basis. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment. Accordingly, actual results could differ from these estimates. The accounting policies that we deem most critical as follows:

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which weexpect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which was approximately all the revenue of the Company in 2018 and 2017, is as follows:

Identify the contract with a customer

The Company has signed agreements with the builders for developing the raw land to ready to build lots.  The contract has agreed upon prices, timelines, and specifications for what is to be provided.

Identify the performance obligations in the contract

Performance obligations of the company include delivering developed lots to the customer, which are required to meet certain specifications that are outlined in the contract. The customer inspects all lots prior to accepting title to ensure all specifications are met.

Determine the transaction price

The transaction price is fixed specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

Allocate the transaction price to performance obligations in the contract

Each lot is considered to be a separate performance obligation, for which the specified price in the contract is allocated to.

Recognize revenue when (or as) the entity satisfies a performance obligation

The builders do the inspections to make sure all conditions/requirements are met before taking title of lots. The Company recognizes revenue when title is transferred. The Company does not have further performance obligations once title is transferred.

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

See following chart for details of the capitalized construction costs of Ballenger and Black Oak projects as of December 31, 2018 and 2017:

	As of December 31, 2018		As of December 31, 2017
	Ballenger Run	Black Oak	Ballenger Run	Black Oak
	($)	($)	($)	($)
Hard Construction Costs	14,842,910	1,216,069	9,779,906	5,203,427
Engineering	2,173,718	1,505,118	1,601,280	1,287,882
Consultation	328,663	134,687	283,400	122,314
Project Management	2,352,754	800,506	1,712,954	966,928
Legal	275,311	205,199	225,986	99,758
Taxes	708,386	838,382	479,791	145,462
Other Services	413,794	55,811	244,463	35,554
Construction - Sold Lots	(12,242,418)		(3,337,582)
Total	8,853,118	4,755,772	10,990,198	7,861,325

The Company capitalized interest from related party borrowings of $409,006 and $211,005 for the years ended December 31, 2018 and 2017, respectively. The Company capitalized interest from the third-party borrowings of $245,844 and $1,008,220 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, total capitalized finance related costs were $10,855,379 and $11,252,678, respectively.

The following tables show the Company’s forecasts of the phases of the development and costs for each phase of development:

Ballenger Run	Estimated Construction Costs	Expected Completion Date
Phase 1	$13,786,000	Completed
Phase 2	$10,210,000	December 2019
Phase 3	$10,170,000	September 2020
Phase 4	$3,460,000	December 2020
Phase 5	$1,690,000	December 2021
Total	$39,316,000

Black Oak	Estimated Construction Costs	Expected Completion Date
Phase 1	$7,080,000	April 2019
Phase 2	$5,690,000	April 2020
Phase 3	$3,850,000	August 2020
Phase 4	$4,020,000	April 2021
Total	$20,640,000

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met:

(1)         management, having the authority to approve the action, commits to a plan to sell the property;
(2)
the property is available for immediate sale in its present condition, subject only to terms that are usual and customary;
(3)         an active program to locate a buyer and other actions required to complete the plan to sell, have been initiated;
(4)
the sale of the property is probable and is expected to be completed within one year or the property is under a contract to be sold;
(5)
the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
(6)
actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

When all of these criteria have been met, the property is classified as “held for sale”. “Real estate held for sale” only includes El Tesoro project, a project owned by SeD USA, LLC.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

At December 31, 2017 and 2018, there was no impairment recognized for any of the projects.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

SeD Intelligent Home Inc. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SeD Intelligent Home Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SeD Intelligent Home Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2014.

/s/ Rosenberg Rich Baker Berman, P.A.
Somerset, New Jersey
April 1, 2019

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

Assets:
Real Estate
Construction in Progress	$24,464,269	$30,104,201
Land Held for Development	19,164,028	24,302,643
Real Estate Held For Sale	136,248	136,248
	43,764,545	54,543,092

Cash	715,754	358,233
Restricted Cash	3,929,410	2,656,670
Accounts Receivable	112,706	513,043
Prepaid Expenses	46,443	49,903
Fixed Assets, Net	8,248	22,062
Deposits	23,603	23,603

Total Assets	$48,600,709	$58,166,606

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,749,268	$1,131,116
Accrued Interest - Related Parties	2,344,227	1,935,222
Tenant Security Deposits	1,225	2,625
Builder Deposits	3,878,842	5,356,718
Notes Payable, Net of Debt Discount	13,899	8,132,020
Notes Payable - Related Parties	5,745,584	8,003,591
Total Liabilities	13,733,045	24,561,292

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at December 31, 2018 and 2017, respectively	704,043	704,043
Additional Paid In Capital	32,542,720	32,739,017
Accumulated Deficit	(1,266,427)	(2,092,837)
Total Stockholders' Equity	31,980,336	31,350,223
Non-controlling Interests	2,887,328	2,255,091
Total Stockholders' Equity	34,867,664	33,605,314
Total Liabilities and Stockholders' Equity	$48,600,709	$58,166,606

See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2018 and 2017

	2018	2017
Revenue
Rental	$8,730	$88,438
Property	17,666,304	6,868,604
	17,675,034	6,957,042
Operating Expenses
Cost of Sales	15,641,324	6,217,779
General and Administrative	748,480	1,118,540
	16,389,804	7,336,319

Income (Loss) From Operations	1,285,230	(379,277)

Other Income
Interest Income	31,437	24,909
Other Income	5,683	104,599
	37,120	129,508

Net Income (Loss) Before Income Taxes	1,322,350	(249,769)

Provision for Income Taxes	-	-

Net Income (Loss)	1,322,350	(249,769)

Net Income (Loss) Attributable to Non-controlling Interests	495,940	(22,791)

Net Income (Loss) Attributable to Common Stockholders	$826,410	$(226,978)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
 Statements of Stockholders’ Equity
For Two Year Period ended on December 31, 2018

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity

Balance at January 1, 2017	704,043,324	$704,043	$27,970,331	$(1,865,859)	$2,277,882	$29,086,397

Proceeds from majority shareholders			178,601			178,601

Forgiveness of debt -related party			4,590,085			4,590,085

Net loss				(226,978)	(22,791)	(249,769)

Balance at December 31, 2017	704,043,324	$704,043	$32,739,017	$(2,092,837)	$2,255,091	$33,605,314

Acquisition of Minority Interest			(196,297)		136,297	(60,000)

Net Income				826,410	495,940	1,322,350

Balance at December 31, 2018	704,043,324	$704,043	$32,542,720	$(1,266,427)	$2,887,328	$34,867,664

See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018 and 2017

	2018	2017

Cash Flows From Operating Activities
Net Income (Loss)	$1,322,350	$(249,769)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,814	20,453
Changes in Operating Assets and Liabilities
Real Estate	10,918,824	(1,302,568)
Accounts Receivable	400,337	(494,783)
Prepaid Expenses	3,460	35,546
Accounts Payable and Accrued Expenses	618,152	(362,108)
Accrued Interest - Related Parties	409,005	211,005
Tenant Security Deposits	(1,400)	(2,550)
Builder Deposits	(1,477,876)	(543,282)
Net Cash Provided By (Used In) Operating Activities	12,209,666	(2,688,056)

Cash Flows From Investing Activities
Purchase of Fixed Assets	(3,000)	(7,892)
Net Cash Used In Investing Activities	(3,000)	(7,892)

Cash Flows From Financing Activities
Acquisition of Minority Interest	(60,000)	-
Financing Fees Paid	-	(110,000)
Capital Contribution - Related Party	-	178,601
Proceeds from Notes Payable	-	1,052,350
Repayments to Note Payable	(8,258,398)	(6,000,000)
Net Proceeds from Notes Payable - Related Parties	-	7,533,591
Repayment to Notes Payable - Related Parties	(2,258,007)	-
Net Cash (Used In) Provided By Financing Activities	(10,576,405)	2,654,542

Net Increase (Decrease) in Cash	1,630,261	(41,406)
Cash and Restricted Cash - Beginning of Year	3,014,903	3,056,309
Cash and Restricted Cash - End of Year	$4,645,164	$3,014,903

Supplementary Cash Flow Information
Cash Paid For Interest	$287,738	$905,376

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Forgiveness of Notes Payable - Related Parties	$-	$4,560,085
Amortization of Debt Discount Capitalized	$140,277	$324,958

See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2018	Attributable interest as of December 31, 2017
SeD Home Inc.	The State of Delaware, U.S.A.	February 24, 2015	100%	100%
SeD USA, LLC	The State of Delaware, U.S.A.	August 20, 2014	100%	100%
150 Black Oak GP, Inc.	The State of Texas, U.S.A.	January 23, 2014	100%	100%
SeD Development USA, Inc.	The State of Delaware, U.S.A.	March 13, 2014	100%	100%
150 CCM Black Oak Ltd.	The State of Texas, U.S.A.	January 23, 2014	100%	69%
SeD Ballenger, LLC	The State of Delaware, U.S.A.	July 7, 2015	100%	100%
SeD Maryland Development, LLC	The State of Delaware, U.S.A.	October 16, 2014	83.55%	83.55%
SeD Development Management, LLC	The State of Delaware, U.S.A.	June 18, 2015	85%	85%
SeD Builder, LLC	The State of Delaware, U.S.A.	October 21, 2015	100%	100%
SeD Texas Home, LLC	The State of Delaware, U.S.A.	June 16, 2015	100%	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of December 31, 2018 and 2017, the aggregate noncontrolling interest was $2,887,328 and $2,255,091, which are separately disclosed on the Consolidated Balance Sheet.

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and whollyowned subsidiary of the Company (the “Merger Sub”), SeD Home, Inc. (“SeD Home”), a Delaware corporation, and SeD Home International, Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into SeD Home, with SeD Home surviving as a wholly owned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017 (the “Closing Date”). Prior to the Closing, SeD Home International, Inc. was the owner of 100% of the issued and outstanding common stock of SeD Home and was also the owner of 99.96% of the Company’s issued and outstanding common stock. The Company acquired all of the outstanding common stock of SeD Home from SeD Home International, Inc. in exchange for issuing to SeD Home International, Inc. 630,000,000 shares of the Company’s common stock. Accordingly, SeD Home International, Inc. remains the Company’s largest shareholder, and the Company is now the sole shareholder of SeD Home. The Agreement and the transactions contemplated thereby were approved by the Board of Directors of each of the Company, the Merger Sub, SeD Home International, Inc., and SeD Home.

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

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2018 or 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2018 and 2017.

Restricted Cash

As a condition to the loan agreement with the Union Bank (formerly known as Xenith Bank, f/k/a The Bank of Hampton Roads), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The funds will remain as collateral for the loans until the loans are paid off in full. As of December 31, 2018 and 2017, the balance of the account was $2,726,154 and $2,656,670, respectively.

On July 20, 2018, Black Oak LP received $4,592,079 of district reimbursement for previous construction costs incurred in the land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak LP and will be released upon receipt of the evidence of the: (a) execution of a purchase agreement between Black Oak LP and a home builder with respect to the Black Oak development and (b) of the completion, finishing and making ready for home construction of at least 105 unfinished lots in the Black Oak development. In 2018, $446,745 was released to reimburse the construction costs leaving a balance of $1,203,256 on December 31, 2018.

Accounts Receivable

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at December 31, 2018 and 2017.

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

The Company capitalized interest from related party borrowings of $409,005 and $211,005 for the years ended December 31, 2018 and 2017, respectively. The Company capitalized interest from the third-party borrowings of $245,844 and $1,008,220 for the years ended December 31, 2018 and 2017, respectively.

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

In addition to our annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

As of December 31, 2018 and 2017, there was no impairment recognized for any of the projects.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which was approximately all the revenue of the Company in 2018 and 2017, is as follows:

Identify the contract with a customer

The Company has signed agreements with the builders for developing the raw land to ready to build lots. The contract has agreed upon prices, timelines, and specifications for what is to be provided.

Identify the performance obligations in the contract

Performance obligations of the company include delivering developed lots to the customer, which are required to meet certain specifications that are outlined in the contract. The customer inspects all lots prior to accepting title to ensure all specifications are met.

Determine the transaction price

The transaction price is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

Allocate the transaction price to performance obligations in the contract

Each lot is considered to be a separate performance obligation, for which the specified price in the contract is allocated to.

Recognize revenue when (or as) the entity satisfies a performance obligation

The builders do the inspections to make sure all conditions/requirements are met before taking title of lots. The Company recognizes revenue when title is transferred. The Company does not have further performance obligations once title is transferred.

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

The Company’s tax returns for 2018, 2017, 2016 and 2015 remain open to examination.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and a retrospective transition method is required. This guidance did not impact financial results, but resulted in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The Company adopted this guidance in the 2018 and 2017 Consolidated Statement of Cash Flows.

On February 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2016-02, Leases (Topic 842) (the Update). This ASU requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases with terms of more than 12 months. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to: the recognition of new ROU assets and lease liabilities on its balance sheet for one of our office rental leases. The Company does not expect a significant change in its leasing activities between now and adoption. On adoption, the Company currently expects to recognize operating lease liabilities less than $200,000 with corresponding ROU assets of the same amount based on the present value of the remaining rental payments for our Bethesda Office lease on the consolidated balance sheet.

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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) – Amendments to SEC paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118.” ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118, which addresses the application of generally accepted accounting principles in situations when a registrant does not have necessary information available, prepared, or analyzed (including computation) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The ASU does not have material impact on the Company.

In February 2018, the FASB issued ASU No. 2018-02, Reporting Comprehensive Income - Reclassification of Certain tax Effects from Accumulated Other Comprehensive Income to help businesses present some effects form the Tax Act's reduction in the corporate tax rate in their income statements. ASU 2018-02 gives the option of reclassifying what are called the “stranded” tax effects within accumulated other comprehensive income (loss) to retained earnings (deficit) during each fiscal year or quarter in which the effect of the lower tax rate is recorded. ASU 2018-02 instructs businesses to provide a disclosure in their financial statement footnotes that describes the accounting policy they used to release the income tax effects form accumulated other comprehensive income (loss), whether they are reclassifying the stranded income tax effects from the Tax Act, and information about the other effects on taxes from the reclassification. The update is effective for fiscal years beginning after December 15, 2018, and the interim periods in those years, and early adoption is permitted. We are evaluating the impact on the Company.

Subsequent Events

The Company evaluated the events and transactions subsequent to December 31, 2018, the balance sheet date, through April 1, 2019, the date the consolidated financial statements were available to be issued.

2.
CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. On December 31, 2018 and 2017, uninsured cash balances were $3,783,330 and $2,514,903, respectively.

The Comapany’s Ballenger project only has two purchasers: NVR Inc. (“NVR”), a NYSE publicly listed US homebuilding and mortgage company, is the only purchaser of 479 residential lots of Ballenger project; Orchard Development Corporation is the purchaser of the parcel of 210 multifamily units. During the year ended December 31, 2018, the Company earned revenues from property sales from these two customers representing approximately 70% and 30%, respectively. During the year ended December 31, 2017, the Company earned revenues from property sales from these two customers representing approximately 100% and 0% of gross sales, respectively. As of December 31, 2018, no accounts receivable was outstanding from these two customers. As of December 31, 2017, the above two customers represented approximately 100% and 0% of receivables, respectively.

3.
PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2018	December 31, 2017
Computer Equipment	$41,597	$41,597
Furniture and Fixtures	24,393	21,393
	65,990	62,990
Accumulated Depreciation	(57,742)	(40,928)
Fixed Assets Net	$8,248	$22,062

Depreciation expense was $16,814 and $20,453 for the years ended December 31, 2018 and 2017, respectively.

4.
BUILDER DEPOSITS

In November 2015, SeD Maryland Development, LLC (“Maryland”) entered into lot purchase agreements with NVR, Inc. (“NVR”) relating to the sale of single-family home and townhome lots to NVR in the Ballenger Run Project. The purchase agreements were amended two times thereafter. Based on the agreements, NVR is entitled to purchase 479 lots for a price of approximately $64 million over a 21-year period, which escalates 3% annually after June 1, 2018.

As part of the agreements, NVR provided was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken from the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On December 31, 2018 and 2017, there was $3,878,842 and $5,056,718 outstanding, respectively.

Black Oak LP received a deposit of $300,000 from Lexington 26 LP (Colina), a building company located in Texas. On December 31, 2018 and 2017, there was $0 and $300,000 outstanding, respectively. In February 2018, the deposit $300,000 was refunded to Colina since both sides agreed to the changed development plan of Colina.

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

Union Bank Loan

On November 23, 2015, SeD Maryland Development LLC entered into a Revolving Credit Note with the Union Bank in the original principal amount of $8,000,000. During the term of the loan, cumulative loan advances may not exceed $26,000,000. The line of credit bears interest at LIBOR plus 3.8% with a floor rate of 4.5%. The interest rate at December 31, 2018 was 6.125%.

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

As of December 31, 2018 and 2017, the principal balance were $13,899 and $8,272,297, respectively. As part of the transaction, the Company incurred loan origination fees and closing fees, totaling $480,947, which were recorded as debt discount and are amortized over the life of the loan. The unamortized debt discount was $0 and $140,277 on December 31, 2018 and December 31, 2017, respectively.

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

Intercompany Loans Restructuring

At December 31, 2016, considering the long-term development and short-term debt repayment, SeD Home restructured the loans from these affiliates. The restructuring process was done to transfer the loans to SeD Home International (99.99 % owner of the Company), the principal of which, $26,913,525, was then forgiven and recorded into additional paid in capital. SeD Home still owed the accrued interest of $6,283,207 to SeD Home International. The remaining accrued interest does not bear interest. On August 30, 2017, an additional $4,560,085 of this interest was forgiven and recorded into additional paid in capital. The remaining amount of $1,723,122 was still outstanding as of December 31, 2018 and 2017

Loan from SeD Home Limited

SeD Home receives advances from SeD Home Limited (an affiliate of SeD Ltd), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December, 2018 and 2017, SeD Home had outstanding principal due of $1,116,406 and $1,050,000 and accrued interest of $193,382 and $86,425.

Loan from SeD Home International

SeD Home receives advances from SeD Home International. The advances bore interest at 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2018 and 2017, there was $4,629,178 and $6,953,591 of principal and $2,150,845 and $1,848,797 of accrued interest outstanding. Both accrued outstanding interests include the remaining amount $1,723,122 after interest was forgiven on August 30, 2017 as discussed in previous paragraph.

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

MacKenzie Equity Partners, owned by a Charlie MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the current terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month to be paid when the property development cashflow milestones have been met. The Company incurred expenses of $240,000 and $222,930 for the years 2018 and 2017, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December, 2018 and 2017, the Company owed this related party $60,000 and $0, respectively.

Purchase of Minority Interest of Black Oak LP

On July 23, 2018, SeD Development USA, LLC, a wholly owned subsidiary of the Company, entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak LP for $60,000. In addition, if and when Black Oak LP receives at least $15 million in net reimbursement receivable proceeds from HC17 and/or Aqua Texas, Inc. (net of any expenses Harris County Improvement District 17 and/or Aqua Texas, Inc. may deduct), Black Oak LP shall pay Fogarty Family Trust II, one of two previous partners of Black Oak LP, an amount equal to 10% of the net reimbursement receivable proceeds received from HC17 and/or Aqua Texas, Inc. that exceeds $15 million; provided however, this obligation shall only apply to reimbursement revenue received on or before December 31, 2025. Prior to the Partnership Interest Purchase Agreements, the Company owned and controlled Black Oak LP through its 68.5% limited partnership interest and its ownership of the General Partner, 150 Black Oak GP, Inc, a 0.5% owner in Black Oak LP. As a result of the purchase, the Company, through its subsidiaries, now owns 100% of Black Oak LP.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $101,979 and $110,334 for the years ended December 31, 2018 and 2017, respectively. On December 31, 2018 and December 31, 2017, the Company owed this related party $8,000 and $18,000, respectively.

7.
SHAREHOLDERS’ EQUITY

On August 28, 2017 the Company increased its authorized shares from 75,000,000 to 1,000,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

In 2017, SeD Home International, a related party through common ownership, contributed $178,600 into the Company. The related party also forgave $4,560,085 of accrued interest as of August 30, 2017, which was recorded as additional paid in capital.

Per Note 1, 630,000,000 shares of common stock were issued on December 29, 2017 in connection with the Reverse Merger.

On July 23, 2018, the Company entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak LP for $60,000 and fulfilled the agreement thereafter.

8.
COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The leases expire in 2018 and 2020, respectively and have monthly rental payments ranging between $2,284 and $8,205. Rent expense was $120,071 and $116,870 for the year ended December 31, 2018 and 2017, respectively. The below table summarizes future payments due under these leases as of December 31, 2018.

For the Years Ended December 31:

2019	118,410
2020	96,924
Total	$215,334

Lot Sale Agreements

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9 acre lot would be $2,900,000 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland will convert the 5.9 acre CCRC parcel to 36 lots (the 28 feet wide villa lot) and sell to NVR. SeD Maryland will pursue the required zoning approval to change the number of such lots from 85 to 121.

On July 3, 2018, 150 CCM Black Oak entered into a Purchase and Sale Agreement with Houston LD, LLC for the sale of 124 lots located at its Black Oak project. Pursuant to the Purchase and Sale Agreement, it was agreed that 124 lots would be sold for a range of prices based on the lot type. In addition, Houston LD, LLC agreed to contribute a “community enhancement fee” for each lot, collectively totaling $310,000, which is currently held in escrow. 150 CCM Black Oak will apply these funds exclusively towards an amenity package on the property. The closing of the transactions contemplated by the Purchase and Sale Agreement was subject to Houston LD, LLC completing due diligence to its satisfaction. On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement (the “Amended and Restated Purchase and Sale Agreement”) for these 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000, 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended.

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

Deferred tax assets and (liabilities) consist of the following at December 31, 2018 and 2017:

	2018	2017
Interest Income	(4,023,599)	(2,957,688)
Interest Expense	3,928,264	3,355,098
Depreciation and Amortization	6,302	2,510
Management Fees	404,342	276,741
Others	113,633	239,482
Net Operating Loss	4,547	499,230
	433,489	1,415,373
Valuation Allowance	(433,489)	(1,415,373)
Net Deferred Tax Asset	-	-

As of December 31, 2018, the Company has federal net operating loss carry-forwards of approximately $111,769 which will begin to expire in 2038. The Maryland did not have net operating loss carry-forwards. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. accordingly, a valuation allowance of an equal amount has been established. During the years ended December 31, 2018 and 2017, the valuation allowance decreased by $616,332 and $871,109, respectively.

The expected tax expense (benefit) based on the statuary rate is reconciled with actual tax benefit as follows:

	2018	2017
US Federal statutory rate	21%	21%
State income tax rate	8.25%	8.25%
Federal Benefit	(1.73)%	(1.73)%
Valuation Allowance	(27.52)%	(27.52)%
Income tax provision (benefit)	-%	-%

10.
SUBSEQUENT EVENTS

Black Oak completed Sale with Houston LD, LLC

On July 3, 2018, 150 CCM Black Oak entered into a Purchase and Sale Agreement with Houston LD, LLC for the sale of 124 lots located at its Black Oak project. On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement for these 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000, 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended. On January 18, 2019, the sale of 124 lots in Magnolia, Texas was completed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2018 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, management determined that the Company did not maintain effective controls over financial reporting due to limited staff with US GAAP and SEC Reporting experience. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

In connection with the acquisition of SeD Home on December 29, 2017, the Company appointed new officers and directors. Fai H. Chan and Moe T. Chan serve as co-Chief Executive Officers; Rongguo (Ronald) Wei and Alan W. L. Lui serve as Co-Chief Financial Officers, and our Board of Directors include Fai H. Chan, Moe T. Chan, Conn Flanigan and Charles MacKenzie.

The board of directors has no nominating or compensation committees. The company’s current Audit Committee consists of Conn Flanigan.

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Fai H. Chan	74	Co-Chief Executive Officer and Chairman of the Board of Directors
Moe T. Chan	40	Co-Chief Executive Officer and Member of the Board of Directors
Conn Flanigan	50	Secretary and Member of the Board of Directors
Charles MacKenzie	47	Member of the Board of Directors
Rongguo (Ronald) Wei	47	Co-Chief Financial Officer
Alan W. L. Lui	48	Co-Chief Financial Officer

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

Business Experience

Fai H. Chan. Mr. Chan has served as a member of our Board of Directors since January 10, 2017 and has served as Co-Chief Executive Officer of the Company since December 29, 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Singapore eDevelopment Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of that company since May of 2013. Since March, 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of HF Enterprises Inc. Additionally, Mr. Chan has served as a member of the Board of Directors of HotApp Blockchain Inc., a technology company since October of 2014, as Executive Chairman since December 2017 and has served as the Acting Chief Executive Officer of HotApp Blockchain since August 2018, having previously served as Chief Executive Officer from December of 2014 until June of 2017. He has served as a non-executive director of Document Security Systems, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board since March of 2019. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., an ASX listed company, since July 2013 and has served as a director of Vivacitas Oncology Inc. since May of 2017. Mr. Chan has served as a director of OptimumBank Holdings, Inc. and Optimum Bank since June 2018.

Mr. Chan’s previous experiences include serving as Managing Chairman of ZH International Holdings Limited (formerly known as Heng Fai Enterprises Limited), an investment holding company listed on the HKSE, from 1992 to 2015. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd., a property development, investment and management company listed on the Singapore Exchange Mainboard, from November 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, a Hong Kong listed investor and operator of city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan served on the Board of RSI International Systems, Inc., the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

Mr. Chan has also served as a director of Global Medical REIT Inc., a healthcare facility real estate company, from December 2013 to July 2015. He was a director of American Housing REIT Inc. from October of 2013 to July of 2015. He served as a director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan was a director of Global Med Technologies, Inc., a medical company engaged in the design, development, marketing and support information for management software products for healthcare-related facilities, from May 1998 until December 2005.

Director Qualifications of Fai H. Chan:

The board of directors appointed Mr. Chan in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction.

Moe T. Chan. Moe Chan was appointed Co-Chief Executive Officer of our Company and a member of our Board of Directors on December 29, 2017. Moe Chan served as the Group Chief Development Officer of Singapore eDevelopment from July of 2015 until August of 2018.  Moe Chan now serves as a Consultant to Singapore eDevelopment and continues to be responsible for Singapore eDevelopment’s international property development business (including serving as Co-Chief Executive Officer and a member of the Board of SeD Home). Moe Chan served as an Executive Director of Singapore eDevelopment from January of 2016 until August of 2018. From April 2014 to June 2015 Moe Chan was the Chief Operating Officer of HKSE listed ZH International Holdings Limited (formerly known as Heng Fai Enterprises Limited) and was responsible for that company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, he was an executive director (from March 2006 to February 2014) and the Chief of Project Development (from April 2013 to February 2014) of Singapore Exchange Mainboard listed SingHaiyi Group Ltd, overseeing its property development projects. He was also a non-executive director of the Toronto Stock Exchange-listed RSI International Systems Inc., a hotel software company, from July 2007 to August 2016.

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

Conn Flanigan. Mr. Flanigan is a member of our Board of Directors and a practicing attorney specializing in corporate, real estate, and securities law. Mr. Flanigan is a legal advisor to Singapore eDevelopment and has served as officer and director to several US subsidiaries of Singapore eDevelopment. Mr. Flanigan served as the Secretary and General Counsel for Global Medical REIT Inc. (NYSE:GMRE) from December 2013 to May 2017. From September 2013 to May 2017, Mr. Flanigan also served as Chief Executive Officer, General Counsel and Secretary, and as a director, of American Housing REIT Inc. Mr. Flanigan served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 2017 until May 2017. Mr. Flanigan served as a director of HotApp Blockchain Inc. from October 2014 until September 2018 and as legal counsel and Secretary from December 2014 until September 2018. From February 2000 until May 2017, Mr. Flanigan was employed as General Counsel by subsidiaries of ZH International Holdings, Ltd., including eBanker USA.com, Inc. and ZH USA, LLC.  In this role, he served as General Counsel and Secretary for other ZH International Holdings, Ltd. subsidiaries.  Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College of Law in 1996.

Director Qualifications of Conn Flanigan:

Mr. Flanigan’s service as an officer, director and employee of various entities has provided him with significant knowledge and experience regarding corporate financial and governance matters.

Charles MacKenzie. Mr. MacKenzie has served as a member of the Company’s Board of Directors since December 29, 2017 and serves as the Chief Development Officer for SeD Development Management, a subsidiary of SeD Home, since July of 2015. Mr. MacKenzie also serves as a member of the Board of Directors of SeD Home since October of 2017. He was previously the Chief Development Officer for Inter-American Development (IAD), a subsidiary of Heng Fai Enterprises from April of 2014 to June of 2015. Mr. MacKenzie was the owner of Smartbox Portable Storage, a residential moving and storage company from October 2006 to a successful sale in February 2017. Mr. MacKenzie focuses on acquisitions and development of residential and mixed-use projects within the United States. Mr. MacKenzie specializes in site selection, contract negotiations, marketing and feasibility analysis, construction and management oversight, building design and investor relations. Mr. MacKenzie has developed over 1,300 residential units inclusive of single-family homes, multi-family, and senior living dwellings totaling more than $110M and over 650,000 square feet of commercial valued at over $100M. Mr. MacKenzie received a BA and graduate degree from St. Lawrence University where he served on Board of Trustees from 2003-2007.

Director Qualifications of Charles MacKenzie:

The board of directors appointed Charles MacKenzie in recognition of his extensive knowledge of real estate and ability to assist the Company in expanding its business.

Rongguo (Ronald) Wei. Mr. Wei has served as the Company’s Chief Financial Officer since March 10, 2017. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. As the Chief Financial Officer of SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting, and taxation activities for that company. Prior to joining SeD Development Management LLC in August of 2016, Mr. Wei worked for several different US multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August of 2014 to July of 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January of 2013 to June of 2014 and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Before Mr. Wei came to United States, he worked as an equity analyst in Hong Yuan Securities, an investment bank, in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a Certified Public Accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor degree from Beihang University. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 2017 until May 2017, and has served as Chief Financial Officer of such company since February, 2017 to November, 2017. Mr. Wei has also served as Co-Chief Financial Officer of HF Enterprises Inc. since March, 2018.

Alan W. L. Lui. Mr. Lui has served as the Company’s Co-Chief Financial Officer since December 29, 2017 and has served as the Co-Chief Financial Officer of SeD Home since October of 2017. Mr. Lui has served as Chief Financial Officer of HotApp Blockchain Inc., a technology company since May 12, 2016 and has served as a director of one of HotApp’s subsidiaries since July of 2016. Mr. Lui has been Chief Financial Officer of Singapore eDevelopment, the Company’s majority shareholder since November 1, 2016 and served as its Acting Chief Financial Officer since June 22, 2016. Since October of 2016, Mr. Lui has also served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company. He has also served as a director of LiquidValue Asset Management Pte Limited (formerly known as Hengfai Asset Management Pte. Ltd.), a Singapore fund management company, since April, 2018. Mr. Lui has also served a Co-Chief Financial Officer of HF Enterprises Inc. since March, 2018. From June of 1997 through March of 2016, Mr. Lui served in various executive roles at ZH International Holdings Ltd. (a Hong Kong-listed company formerly known as Heng Fai Enterprises Ltd), including as Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. He also managed all financial forecasts and planning. Mr. Lui is a Certified Practicing Accountant in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2018, except as follows:

On December 29, 2017, we issued 630,000,000 shares of our Common Stock to SeD Home International, Inc., the sole shareholder of SeD Home, in exchange for all 500,000,000 of the issued and outstanding shares of SeD Home. SeD Home International, Inc. is a subsidiary of Singapore eDevelopment.

The Form 4 Singapore eDevelopment and Fai H. Chan filed to report this transaction was filed late.

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

Item 11. Executive Compensation.

At the present time, neither SeD Intelligent Home Inc. nor SeD Home and its subsidiaries is a party to any compensation arrangements with any officer or director of either entity and has made no provisions for paying cash or non-cash compensation to such officers and directors, except for Charles MacKenzie and Rongguo (Ronald) Wei. A subsidiary of SeD Home is paying salaries to four employees at the present time, which includes Mr. Wei, and has consulting arrangements with certain individuals, including Mr. MacKenzie.

Mr. Wei was compensated by SeD Development Management LLC for his services to SeD Home at a rate of $118,800 per year, plus benefits valued at approximately $10,000 per year. Mr. Wei has been compensated by SeD Development Management LLC since 2016.  Mr. Wei was not paid by SeD Intelligent Home Inc. prior to its acquisition of SeD Home. SeD Development Management LLC will now continue to compensate Mr. Wei at the same rate, and he will perform services for SeD Intelligent Home Inc. as well as its subsidiary SeD Home.

A company controlled by Mr. MacKenzie was paid consulting fees of approximately $20,000 per month in 2017 and $15,000 per month in 2018, which includes payment for his services to SeD Home and its subsidiaries.

Mr. Flanigan serves in various director and officer positions with subsidiaries of Singapore eDevelopment. Mr. Flanigan’s law firm has been paid legal fees by various subsidiaries of Singapore eDevelopment in the past, including those fees paid to his law firm by SeD Home and its subsidiaries that are described in Item 13.

Mr. Fai H. Chan is compensated by Singapore eDevelopment, where he serves as Chief Executive Officer. Mr. Alan Lui is also employed and compensated by Singapore eDevelopment. Mr. Moe T. Chan serves as a consultant to Singapore eDevelopment. As part of their duties as officers or consultants of Singapore eDevelopment, each of these three individuals works on a number of matters for Singapore eDevelopment, including devoting various amounts of time to the management of Singapore eDevelopment’s various subsidiaries and divisions, such as SeD Intelligent Home and SeD Home. The amount of time each of these individuals spends on matters related to SeD Intelligent Home and SeD Home has varied greatly based on the Company’s needs, and no definite statement may be made as to what percentage of these three individuals’ time has been spent or will be spent in the future on matters related to SeD Intelligent Home and SeD Home. SeD Intelligent Home and SeD Home and its subsidiaries do not compensate these three individuals for their services. Neither SeD Intelligent Home Inc. nor SeD Home and its subsidiaries is charged for the services of Fai H. Chan, Moe T. Chan and Alan Lui and Singapore eDevelopment does not have a management contract with SeD Intelligent Home, SeD Home or any of its subsidiaries. Neither SeD Intelligent Home Inc. nor SeD Home and its subsidiaries is charged for the services of Fai H. Chan, Moe T. Chan and Alan Lui and Singapore eDevelopment does not have a management contract with SeD Intelligent Home, SeD Home or any of its subsidiaries.

In connection with the acquisition of SeD Home by SeD Intelligent Home Inc., SeD Intelligent Home Inc. and its subsidiaries intend to enter into revised compensation agreements with officers, directors and certain employees in the immediate future.

The table below summarizes all compensation awarded to, earned by, or paid to SeD Intelligent Home Inc.’s named executive officer for all services rendered in all capacities to us for the period from January 1, 2017 through December 31, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp	Total

Fai H. Chan (2) Chairman of the Board and Co-Chief Executive Officer	2018	__	__	__	__	__	__	__	__
	2017	__	__	__	__	__	__	__	__
Moe T. Chan (2) Director and Co-Chief Executive Officer	2018	__	__	__	__	__	__	__	__
	2017	__	__	__	__	__	__	__	__
Conn Flanigan (3) Director and Former Chief Executive Officer	2018	__	__	__	__	__	__
	2017	__	__	__	__	__	__	$110,334(4)	$110,334(4)
Rongguo (Ronald) Wei (5) Co-Chief Financial Officer	2018	$118,800	__	__	__	__	__		$118,800
	2017	$112,800	__	__	__	__	__	$10,000	$122,800
Alan W. L. Lui (2)(6) Co-Chief Financial Officer	2018	__	__	__	__	__	__	__	__
	2017	__	__	__	__	__	__	__	__
Charles MacKenzie (7) Director	2018	__	__	__	__	__	__	$240,000	240,000(8)
	2017	__	__	__	__	__	__	$222,930(8)	$222,930(8)

(1) Effective as of December 29, 2017, Mr. Fai H. Chan was appointed as our Chairman and Co-Chief Executive Officer; Moe T. Chan was appointed as a member of our Board and as Co-Chief Executive Officer; Rongguo (Ronald) Wei and Alan W. L. Lui were appointed as our Co-Chief Financial Officers; and Charles MacKenzie joined the Company’s Board of Directors.
(2) Singapore eDevelopment compensates Mr. Fai H. Chan, Mr. Moe T. Chan and Mr. Lui for their services to a number of divisions and subsidiaries of Singapore eDevelopment. Each of these three individuals works on a number of matters for Singapore eDevelopment, including devoting various amounts of time to matters related to SeD Intelligent Home Inc. SeD Intelligent Home Inc. does not compensate these individuals and Singapore eDevelopment does not charge SeD Intelligent Home Inc. for their services.
(3) Mr. Flanigan resigned as Chief Executive Officer on December 29, 2017 but continues to serve as a member of our Board of Directors.
(4) Mr. Flanigan’s law firm was paid $110,334 in total fees by various subsidiaries of SeD Home for Mr. Flanigan’s services in 2017 and $101,979 in 2018.
(5) Mr. Wei was compensated by SeD Home’s subsidiary SeD Development Management LLC in 2017 and 2018, but did not commence serving as an officer of SeD Home until October of 2017.
(6) Mr. Lui was appointed Co-Chief Financial Officer of SeD Home in October of 2017.
(7) Mr. MacKenzie joined SeD Home’s Board of Directors in October of 2017.
(8) A company controlled by Mr. MacKenzie was paid total consulting fees of $222,930 in 2017 and $240,000 in 2018 by SeD Home.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of December 31, 2018, and as of April 1, 2019, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address (2)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)
Fai H. Chan (3)	704,015,730	99.99%
Moe T. Chan	0	0.00%
Conn Flanigan	0	0.00%
Charles MacKenzie	0	0.00%
Rongguo (Ronald) Wei	0	0.00%
Alan W. L. Lui	0	0.00%
All Directors and Officers (6 individuals)	704,015,730	99.99%
Singapore eDevelopment (3)	704,015,730	99.99%
SeD Home International, Inc. (3)	704,015,730	99.99%

(1) Based upon 704,043,324 outstanding common shares as of December 31, 2018 and April 1, 2019.
(2) The mailing address for each individual and entity set forth above is c/o SeD Intelligent Home Inc., 4800 Montgomery Lane, Suite 210, MD 20814.
(3) Fai H. Chan may be deemed to be the beneficial owner of those 704,015,730 shares held by Singapore eDevelopment’s subsidiary SeD Home International, Inc., as he is the Chief Executive Officer and majority shareholder of Singapore eDevelopment. Mr. Chan owns a majority of the issued and outstanding shares of Singapore eDevelopment indirectly through an entity he owns.

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

Policies and Procedures for Transactions with Related Persons

Our board of directors intends to adopt a written related person transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. Related persons include any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons. Related person transactions refer to any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which (i) we were or are to be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had or will have a direct or indirect material interest. Related person transactions include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person, in each case subject to certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act.

We expect that the policy will provide that in any related person transaction, our audit committee and board of directors will consider all of the available material facts and circumstances of the transaction, including: the direct and indirect interests of the related persons; in the event the related person is a director (or immediate family member of a director or an entity with which a director is affiliated), the impact that the transaction will have on a director’s independence; the risks, costs and benefits of the transaction to us; and whether any alternative transactions or sources for comparable services or products are available. After considering all such facts and circumstances, our audit committee and board of directors will determine whether approval or ratification of the related person transaction is in our best interests. For example, if our audit committee determines that the proposed terms of a related person transaction are reasonable and at least as favorable as could have been obtained from unrelated third parties, it will recommend to our board of directors that such transaction be approved or ratified. Our audit committee will recommend that our board of directors reject any transaction if it could affect our ability to comply with securities laws and regulations.

Transactions with Related Persons, Promoters, and Certain Control Persons

Notes Payable before Intercompany Loan Restructuring

SeD Home received advances from Singapore eDevelopment (which was the 100% owner of the Company) to fund development costs and operation costs. The advances were unsecured, bear interest at 18% per annum and are payable on demand. As of December 31, 2015, SeD Home had outstanding principal due of $12,293,715 and accrued interest of $2,161,055 due to this related party.

SeD Home received advances from Singapore Construction & Development Pte Ltd (a wholly-owned subsidiary of Singapore eDevelopment) to fund development costs and operation costs. The advances were unsecured, bear interest at 18% per annum and were payable on demand. As of December 31, 2015, SeD Home had outstanding principal due of $4,300,930 and accrued interest of $1,461,058 due to this related party.

On September 30, 2015, SeD Home received $10,500,000 interest free loan, with a maturity date of March 31, 2016, from Hengfai Business Development Pte, Ltd, owned by the Chief Executive Officer of Singapore eDevelopment and is also the majority shareholder of Singapore eDevelopment, specifically for Ballenger Run project. SeD Home imputed interest at 13%, which is the interest rate on the Revere Loan noted in Note 5. The imputed interest resulted in a debt discount of $622,431 which is amortized over the life of the note. At December 31, 2015, SeD Home had $10,500,000 outstanding on the note and unamortized debt discount of $311,216. On April 1, 2016, SeD Home extended the note on the same terms through December 31, 2016. This resulted in an additional $933,647 of new imputed interest which was amortized during 2016.

Intercompany Loans Restructuring

At December 31, 2016, considering the long-term development and short-term debt repayment, SeD Home restructured the loans from these affiliates. The restructuring process was done to transfer the loans to SeD Home International (99.99 % owner of the Company), the principal of which, $26,913,525, was then forgiven and recorded into additional paid in capital. SeD Home still owed the accrued interest of $6,283,207 to SeD Home International. The remaining accrued interest does not bear interest. On August 30, 2017, an additional $4,560,085 of this interest was forgiven and recorded into additional paid in capital. The remaining amount of $1,723,122 was still outstanding as of December 31, 2018 and 2017

Loan from SeD Home Limited

SeD Home receives advances from SeD Home Limited (a subsidiary of Singapore eDevelopment), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2018 and 2017, SeD Home had outstanding principal due of $1,116,406 and $1,050,000 and accrued interest of $193,382 and $86,425, respectively.

Loan from SeD Home International Inc.

SeD Home receives advances from SeD Home International Inc. The advances bore interest at 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2018 and 2017, there was $4,629,178 and $6,953,591 of principal and $2,150,845 and $1,848,797 of accrued interest outstanding. Both accrued outstanding interests include the remaining amount $1,723,122 after interest was forgiven on August 30, 2017 as discussed in previous paragraph.

During 2017, prior to the Reverse Merger, SeD Intelligent Home Inc. borrowed $30,000 from SeD Home International Inc. The borrowings did not bear any interest. In November 2017, the debt was forgiven by SeD Home International Inc. and was recognized into additional paid in capital.

Other Transactions

On November 29, 2016 an affiliate of SeD Home entered into three $500,000 bonds for a total of $1.5 million that are to incur annual interest at 8% and the principal shall be paid in full on November 29, 2019. SeD Home agreed to guarantee the payment obligations of these bonds. Further, at the maturity date, the bondholder has the right to propose to acquire a property built by SeD Home, and SeD Home will facilitate that transaction. The proposed acquisition purchase price would be at SeD Home's cost. If the cost price is more than $1.5 million, the proposed acquirer would pay the difference, and if the cost price is below $1.5 million, the affiliate of SeD Home would pay the difference in cash.

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

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company, has had a consulting agreement with the Company’s subsidiary SeD Development Management LLC since 2015. Per the current terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month to be paid when the property development cash flow milestones have been met. The Company incurred expenses of $240,000 and $222,930 for the years 2018 and 2017, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. As of December 31, 2018 and December 31, 2017, the Company owed this related party $60,000 and $0, respectively.

Purchase of Minority Interest of Black Oak LP

On July 23, 2018, SeD Development USA, LLC, a wholly owned subsidiary of the Company, entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak LP for $60,000. In addition, if and when Black Oak LP receives at least $15 million in net reimbursement receivable proceeds from HC17 and/or Aqua Texas, Inc. (net of any expenses Harris County Improvement District 17 and/or Aqua Texas, Inc. may deduct), Black Oak LP shall pay Fogarty Family Trust II, one of two previous partners of Black Oak LP, an amount equal to 10% of the net reimbursement receivable proceeds received from HC17 and/or Aqua Texas, Inc. that exceeds $15 million; provided however, this obligation shall only apply to reimbursement revenue received on or before December 31, 2025. Prior to the Partnership Interest Purchase Agreements, the Company owned and controlled Black Oak LP through its 68.5% limited partnership interest and its ownership of the General Partner, 150 Black Oak GP, Inc, a 0.5% owner in Black Oak LP. As a result of the purchase, the Company, through its subsidiaries, now owns 100% of Black Oak LP.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $101,979 and $110,334 for the years ended December 31, 2018 and 2017, respectively. On December 31, 2018 and December 31, 2017, the Company owed this related party $8,000 and $18,000, respectively.

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2018 and December 31, 2017:

	Year Ended December 31, 2018	Year Ended December 31, 2017

Audit Fees	$61,500	$52,455
Audit-Related Fees	$0	$0
Tax Fees	$25,000	$57,000
All Other Fees	$0	$0
Total	$86,500	$109,455

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2018 and December 31, 2017 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2018 and December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets as of December 31, 2018 and December 31, 2017
Statements of Operations for the twelve months ended December 31, 2018 and December 31, 2017
Statements of Stockholders' Equity (Deficit) for the period December 31, 2017 through December 31, 2018
Statements of Cash Flows for the twelve months ended December 31, 2018 and December 31, 2017

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description
2.1
Acquisition Agreement and Plan of Merger dated December 29, 2017 by and among SeD Intelligent Home Inc., SeD Acquisition Corp., SeD Home International, Inc. and SeD Home Inc. incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.

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

3.4
Certificate of Incorporation of SeD Home Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.

3.5	Bylaws of SeD Home Inc. incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
10.1
Agreement of Limited Partnership of 150 CCM Black Oak, Ltd., dated as of March 20, 2014, by and between 150 Black Oak GP, Inc. and CCM Development USA Corporation, American Real Estate Investments, LLC and the Fogarty Family Trust II incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.

10.2
Amendment of Agreement of Limited Partnership of 150 CCM Black Oak, Ltd., dated as of November 7, 2014, by and between 150 Black Oak GP, Inc. and CCM Development USA Corporation, American Real Estate Investments, LLC and the Fogarty Family Trust II incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.

10.3
Amendment of Agreement of Limited Partnership of 150 CCM Black Oak, Ltd., by and between 150 Black Oak GP, Inc. and CCM Development USA Corporation, American Real Estate Investments, LLC and the Fogarty Family Trust II incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.

10.4
Amendment of Agreement of Limited Partnership of 150 CCM Black Oak, Ltd., dated as of September 26, 2014, by and between 150 Black Oak GP, Inc. and CCM Development USA Corporation, American Real Estate Investments, LLC and the Fogarty Family Trust II incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.

10.5
Form of Lot Purchase Agreement for Ballenger Run, entered into as of December 10, 2014, by and among SeD Maryland Development, LLC and NVR, Inc. d/b/a Ryan Homes incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.

10.6
Management Agreement, entered into as of July 15, 2015, by and between SeD Maryland Development, LLC and SeD Development Management, LLC incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.

10.7
Amended and Restated Limited Liability Company Agreement of SeD Maryland Development, LLC, dated as of September 16, 2015, by and between SeD Maryland Development, LLC and SeD Development Management, LLC incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.

10.8
Consulting Services Agreement, dated as of May 1, 2017, between SeD Development Management LLC and MacKenzie Equity Partners LLC incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2018.

10.9
Project Development and Management Agreement for Ballenger Run PUD, dated as of February 25, 2015 by and between MacKenzie Development Company, LLC and Cavalier Development Group, LLC, incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2018.

10.10
Assignment and Assumption Agreement, dated as of September 15, 2017, by and between MacKenzie Development Company, LLC and Adams-Aumiller Properties, LLC, incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2018.

10.11
Lot Purchase Agreement, dated as of July 20, 2016, by and between SeD Maryland Development, LLC and Orchard Development Corporation, incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2018.

10.12
Partnership Interest Purchase Agreement, dated as of July 23, 2018, by and between SeD Development USA, Inc. and American Real Estate Investors, LLC, incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2018.

10.13
Partnership Interest Purchase Agreement, dated as of July 23, 2018, by and between SeD Development USA, Inc. and Fogarty Family Trust II, incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2018.

10.14	Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of July 3, 2018.
10.15	Amended and Restated Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of October 12, 2018.
21	Subsidiaries of the Company
31.1a	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeD Intelligent Home Inc.

Dated: April 1, 2019	By:	/s/ Rongguo (Ronald) Wei
Name: Rongguo (Ronald) Wei
Title: Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fai H. Chan	Co-Chief Executive Officer, Director	April 1, 2019
Fai H. Chan	(Principal Executive Officer)

/s/ Moe T. Chan	Co-Chief Executive Officer, Director	April 1, 2019
Moe T. Chan	(Principal Executive Officer)

/s/ Conn Flanigan	Secretary, Director	April 1, 2019
Conn Flanigan

/s/ Charley MacKenzie	Director	April 1, 2019
Charley MacKenzie

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	April 1, 2019
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan W. L. Lui	Co-Chief Financial Officer	April 1, 2019
Alan W. L. Lui	(Principal Financial Officer and Principal Accounting Officer)