Form 10-K/A
period 2018-12-31
SeD Intelligent Home Inc.
filed 2019-05-20
CIK 1503658

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 20, 2019, there were 704,043,324 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refer to SeD Intelligent Home Inc., and “our board of directors” refers to the board of directors of SeD Intelligent Home Inc.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (this “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Filing”) to restate our audited consolidated financial statements for the year ended December 31, 2018. This restatement reflects the impairment of real estate. After allocating costs of revenue to the sale of 124 lots at the Company’s Black Oak project to Houston LD, LLC (which sale closed in January 2019), the management of the Company identified an approximately $2.4 million loss from this sale of lots. The revenue and loss were both recorded in January 2019 at the time the sale closed. On May 13, 2019, the Board of Directors, after recommendation from the Audit Committee and consultation with Management, determined an impairment loss should have been recorded for these 124 lots at the time when we entered into the Amended and Restated Purchase and Sales Agreement for these lots in October, 2018. We have restated these consolidated financial statements in order to reflect the effect of the impairment of real estate as of December 31, 2018.

This Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. The following items have been amended as a result of the restatement:

Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8 Financial Statements and Supplementary Data

Part IV, Item 15 Exhibits, Financial Statements and Schedules

Except as described in this Explanatory Note, the information contained in the Original Filing has not been updated to reflect any subsequent events.

The following tables summarize the effect of the restatement on certain key items of the Company’s previously issued consolidated financial statements.

	Year End December 31, 2018

	As Prvioulsy Reported	As Restated	Amount Change	% Change
Selected Consolidated Balance Sheet Amounts
Construction in Progress	$24,464,269	$22,059,722	$(2,404,547)	-9.83%
Total Assets	48,600,709	46,196,162	(2,404,547)	-4.95%
Accumulated Deficit	(1,266,427)	(3,670,974)	(2,404,547)	189.87%
Total Stockholders' Equity	34,867,664	32,463,117	(2,404,547)	-6.90%
Selected Consolidated Statement of Operations Amounts
Impairment of Real Estate	$-	$2,404,547	$2,404,547	N/A
Total Operating Expenses	16,389,804	18,794,351	2,404,547	14.67%
Income (Loss) From Operations	1,285,230	(1,119,317)	(2,404,547)	-187.09%
Net Income (Loss)	1,322,350	(1,082,197)	(2,404,547)	-181.84%
Net Income (Loss) Attributable to Common Stockholders	826,410	(1,578,137)	(2,404,547)	-290.96%
Net Income (Loss) Per Share - Basic and Diluted	0.00	(0.00)	(0.00)	-290.96%

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

As of December 31, 2018, we had total assets of $46,196,162 (as restated) and total liabilities of $13,733,045. Total assets as of December 31, 2017 were $58,166,606 and total liabilities were $24,561,292.

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

The estimated construction costs (not include land cost and financing costs) and completion date for each phase are as follows:

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

On January 18, 2019, the sale of 124 lots at Black Oak was completed for $6,175,000 and the community enhancement fee equal to $310,000 was delivered to the escrow account. An impairment of real estate of approximately $2.4 million related to this sale was recorded on December 31, 2018. The revenue was recognized in January, 2019, when the sale was closed, and no gain or loss was recognized in January, 2019.

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

The estimated construction costs (not include land cost and financing costs) and completion date for each phase are as follows:

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is presently no established public trading market for our shares of common stock. We plan to reapply for quoting of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares of common stock will be quoted on the Bulletin Board or, if traded, that a public market will materialize. In connection with the change of the Company’s name from Homeownusa to SeD Intelligent Home Inc., the Company’s symbol changed from HMUS to SEDH on December 13, 2017.

Holders

As of May 20, 2019, the Company had 53 shareholders.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

	Year Ended
	December 31, 2018	December 31, 2017
	(As Restated)
Revenue	$17,675,034	$6,957,042
Operating Expenses	$18,794,351	$7,336,319
Net Loss	$(1,082,197)	$(249,769)

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

We recorded approximately $2.4 million impairment of real estate in 2018 after we determined that our Black Oak 124 lots sale to Houston LD, LLC had a loss of approximately $2.4 million.

Net Loss

After a net loss of $249,769 for the period ended December 31, 2017, we had a net loss $1,082,197 for the period ended on December 31, 2018, a mixed result from our increased property sales from our Ballenger project and impairment of Black Oak sale to Houston LD LLC.

Liquidity and Capital Resources

Our real estate assets have decreased to $41,359,998 (as restated) of December 31, 2018 from $52,543,092 as of December 31, 2017. This decrease primarily reflects a higher increase in the cost of sales than in the capitalized costs related to the construction in progress. The $2.4 million impairment of real estate booked for the Black Oak first 124 lots sold to Houston LD LLC also contributed to the decrease. Our liabilities declined from $24,561,292 at December 31, 2017 to $13,733,045 at December 31, 2018. Our total assets have decreased to $46,196,162 (as restated) as of December 31, 2018 from $58,166,606 as of December 31, 2017.

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

Currently the Black Oak project does not have any financing from third parties. On July 20, 2018, Black Oak was reimbursed $4,592,079 from the Harris County Improvement District 17 (“HC17”) for previous expenses incurred by Black Oak in the development and installation of infrastructure within the Black Oak project. The future development timeline of Black Oak is based on multiple limiting conditions, including the amount of the funds raised which may be raised from capital markets, the loans from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

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

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets which we plan to sell, such as land purchased for development and resale. In 2018, cash provided by operating activities was $12,209,666 compared with 2017, in which the cash we used was $2,688,056. The increased sales at our Ballenger project were the main reason for our increase of cash flows from operating activities. With the completion of Phase One of our Black Oak project, development speed was adjusted. The Company’s development funding conditions and development costs went down as well.

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

●
Identify the contract with a customer.

The Company has signed agreements with the builders for developing the raw land to ready to build lots.  The contract has agreed upon prices, timelines, and specifications for what is to be provided.

●
Identify the performance obligations in the contract.

Performance obligations of the company include delivering developed lots to the customer, which are required to meet certain specifications that are outlined in the contract. The customer inspects all lots prior to accepting title to ensure all specifications are met.

●
Determine the transaction price.

The transaction price is fixed specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

●
Allocate the transaction price to performance obligations in the contract.

Each lot is considered to be a separate performance obligation, for which the specified price in the contract is allocated to.

●
Recognize revenue when (or as) the entity satisfies a performance obligation.

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

In addition to our annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. As of 2017, there was no impairment recognized for any of the projects.

 On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement for these 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000, 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended. On January 18, 2019, the sale of 124 lots in Magnolia, Texas was completed. After allocating costs of revenue to this sale, we had approximately $2.4 million loss from this sale and recognized approximately $2.4 million as the impairment of real estate in 2018.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2, the Company has restated its 2018 financial statements to correct an error.
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

/s/ Rosenberg Rich Baker Berman, P.A.

Somerset, New Jersey

April 1, 2019, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements, as to which the date is May 20, 2019

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
	(As Restated)
Assets:
Real Estate
Construction in Progress	$22,059,722	$30,104,201
Land Held for Development	19,164,028	24,302,643
Real Estate Held For Sale	136,248	136,248
	41,359,998	54,543,092

Cash	715,754	358,233
Restricted Cash	3,929,410	2,656,670
Accounts Receivable	112,706	513,043
Prepaid Expenses	46,443	49,903
Fixed Assets, Net	8,248	22,062
Deposits	23,603	23,603

Total Assets	$46,196,162	$58,166,606

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,749,268	$1,131,116
Accrued Interest - Related Parties	2,344,227	1,935,222
Tenant Security Deposits	1,225	2,625
Builder Deposits	3,878,842	5,356,718
Notes Payable, Net of Debt Discount	13,899	8,132,020
Notes Payable - Related Parties	5,745,584	8,003,591
Total Liabilities	13,733,045	24,561,292

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at December 31, 2018 and 2017, respectively	704,043	704,043
Additional Paid In Capital	32,542,720	32,739,017
Accumulated Deficit	(3,670,974)	(2,092,837)
Total Stockholders' Equity	29,575,789	31,350,223
Non-controlling Interests	2,887,328	2,255,091
Total Stockholders' Equity	32,463,117	33,605,314
Total Liabilities and Stockholders' Equity	$46,196,162	$58,166,606

See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2018 and 2017

	2018	2017
	(As Restated)
Revenue
Rental	$8,730	$88,438
Property	17,666,304	6,868,604
	17,675,034	6,957,042
Operating Expenses
Cost of Sales	15,641,324	6,217,779
General and Administrative	748,480	1,118,540
Impairment of Real Estate	2,404,547	-
	18,794,351	7,336,319

Loss From Operations	(1,119,317)	(379,277)

Other Income
Interest Income	31,437	24,909
Other Income	5,683	104,599
	37,120	129,508

Net Loss Before Income Taxes	(1,082,197)	(249,769)

Provision for Income Taxes	-	-

Net Loss	(1,082,197)	(249,769)

Net Loss Attributable to Non-controlling Interests	495,940	(22,791)

Net Loss Attributable to Common Stockholders	$(1,578,137)	$(226,978)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324

  See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
 Statements of Stockholders’ Equity
For Two Year Period ended on December 31, 2018

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity

Balance at January 1, 2017	704,043,324	704,043	27,970,331	(1,865,859)	2,277,882	29,086,397

Proceeds from majority shareholders			178,601			178,601

Forgiveness of debt -related party			4,590,085			4,590,085

Net loss				(226,978)	(22,791)	(249,769)

Balance at December 31, 2017	704,043,324	$704,043	$32,739,017	$(2,092,837)	$2,255,091	$33,605,314

Acquisition of Minority Interest			(196,297)		136,297	(60,000)

Net Income (Loss) (As Restated)				(1,578,137)	495,940	(1,082,197)

Balance at December 31, 2018 (As Restated)	704,043,324	$704,043	$32,542,720	$(3,670,974)	$2,887,328	$32,463,117

See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018 and 2017

	2018	2017
	(As Restated)
Cash Flows From Operating Activities
Net Loss	$(1,082,197)	$(249,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	16,814	20,453
Impariment of Real Estate	2,404,547	-
Changes in Operating Assets and Liabilities
Real Estate	10,918,824	(1,302,568)
Accounts Receivable	400,337	(494,783)
Prepaid Expenses	3,460	35,546
Accounts Payable and Accrued Expenses	618,152	(362,108)
Accrued Interest - Related Parties	409,005	211,005
Tenant Security Deposits	(1,400)	(2,550)
Builder Deposits	(1,477,876)	(543,282)
Net Cash Provided By (Used In) Operating Activities	12,209,666	(2,688,056)

Cash Flows From Investing Activities
Purchase of Fixed Assets	(3,000)	(7,892)
Net Cash Used In Investing Activities	(3,000)	(7,892)

Cash Flows From Financing Activities
Acquisition of Minority Interest	(60,000)	-
Financing Fees Paid	-	(110,000)
Capital Contribution - Related Party	-	178,601
Proceeds from Notes Payable	-	1,052,350
Repayments to Note Payable	(8,258,398)	(6,000,000)
Net Proceeds from Notes Payable - Related Parties	-	7,533,591
Repayment to Notes Payable - Related Parties	(2,258,007)	-
Net Cash (Used In) Provided By Financing Activities	(10,576,405)	2,654,542

Net Increase (Decrease) in Cash	1,630,261	(41,406)
Cash and Restricted Cash - Beginning of Year	3,014,903	3,056,309
Cash and Restricted Cash - End of Year	$4,645,164	$3,014,903

Supplementary Cash Flow Information
Cash Paid For Interest	$287,738	$905,376

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Forgiveness of Notes Payable - Related Parties	$-	$4,560,085
Amortization of Debt Discount Capitalized	$140,277	$324,958

  See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2018	Attributable interest as of December 31, 2017
SeD Home Inc.	Delaware	February 24, 2015	100%	100%
SeD USA, LLC	Delaware	August 20, 2014	100%	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%	100%
150 CCM Black Oak Ltd.	Texas	January 23, 2014	100%	69%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%	100%
SeDHome Rental Inc.	Texas	December 19, 2018	100%	n/a

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

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and whollyowned subsidiary of the Company (the “Merger Sub”), SeD Home, Inc. (“SeD Home”), a Delaware corporation, and SeD Home International, Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into SeD Home, with SeD Home surviving as a whollyowned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017 (the “Closing Date”). Prior to the Closing, SeD Home International, Inc. was the owner of 100% of the issued and outstanding common stock of SeD Home and was also the owner of 99.96% of the Company’s issued and outstanding common stock. The Company acquired all of the outstanding common stock of SeD Home from SeD Home International, Inc. in exchange for issuing to SeD Home International, Inc. 630,000,000 shares of the Company’s common stock. Accordingly, SeD Home International, Inc. remains the Company’s largest shareholder, and the Company is now the sole shareholder of SeD Home. The Agreement and the transactions contemplated thereby were approved by the Board of Directors of each of the Company, the Merger Sub, SeD Home International, Inc., and SeD Home.

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

On July 20, 2018, Black Oak LP received $4,592,079 of district reimbursement for previous construction costs incurred in land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak LP and will be released upon receipt of the evidence of: (a) the execution of a purchase agreement between Black Oak LP and a home builder with respect to the Black Oak development; and (b) the completion, finishing and readying for home construction of at least 105 unfinished lots in the Black Oak development. In the year ended December 31, 2018, $446,745 was released to reimburse the construction costs leaving a balance of $1,203,256 on December 31, 2018.

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

In addition to our annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. As of 2017, there was no impairment recognized for any of the projects.

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement for these 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000, 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended. On January 18, 2019, the sale of 124 lots at the Company’s Black Oak project in Magnolia, Texas was completed. After allocating costs of revenue to this sale, we had approximately $2.4 million loss from this sale and recognized approximately $2.4 million as the impairment of real estate in 2018.

Revenue Recognition

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption of this new standard did not have a material effect on our financial statements.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which were essentially all of the revenue of the Company in 2018 and 2017, is as follows:

●
Identify the contract with a customer.

The Company has signed agreements with the builders for developing the raw land to ready to build lots. The contract has agreed upon prices, timelines, and specifications for what is to be provided.

●
Identify the performance obligations in the contract.

Performance obligations of the company include delivering developed lots to the customer, which are required to meet certain specifications that are outlined in the contract. The customer inspects all lots prior to accepting title to ensure all specifications are met.

●
Determine the transaction price.

The transaction price is fixed specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

●
Allocate the transaction price to performance obligations in the contract.

Each lot is considered to be a separate performance obligation, for which the specified price in the contract is allocated to.

●
Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Cost of Sales

Land acquisition costs are allocated to each lot based on the area method, the size of the lot comparing to the total size of all lots in the project. Development costs and capitalized interest are allocated to lots sold based on the total expected development and interest costs of the completed project and allocating a percentage of those costs based on the selling price of the sold lot compared to the expected sales values of all lots in the project.

If allocation of development costs based on the projection and relative expected sales value is impracticable, those costs could also be allocated based on area method, the size of the lot comparing to the total size of all lots in the project.

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

Subsequent Events

The Company evaluated the events and transactions subsequent to December 31, 2018, the balance sheet date, through May 20, 2019, the date the consolidated financial statements were available to be issued.

2.
RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENT

The Company has restated its audited consolidated financial statements for the years ended December 31, 2018 for the impairment of real estate.  After allocating costs of revenue to the sale of Black Oak to Houston LD, LLC which was closed in January 2019, the management saw approximately $2.4 million loss from this sale. The revenue and loss both were recorded in January 2019 at the time of the sale closed. On May 13, 2019, the Board of Directors, after recommendation from the Audit Committee and consultation with Management, determined an impairment loss should have been recorded for these 124 lots at the time when we entered into the Amended and Restated Purchase and Sales Agreement in October, 2018. We restated these consolidated financial statements in order to reflect the effect of the impairment of real estate as of December 31, 2018.

The following table presents the impacted items on the Consolidated Balance Sheet as previously reported, restatement adjustments and the Consolidated Balance Sheet as restated at December 31, 2018:

	As Previously Reported	Impairment of Real Esate	As Restated
Assets:
Real Estate
Construction in Progress	$24,464,269	$(2,404,547)	$22,059,722

Total Assets	$48,600,709	$(2,404,547)	$46,196,162

Accumulated Deficit	(1,266,427)	(2,404,547)	(3,670,974)
Total Stockholders' Equity without Non-Controlling Interests	31,980,336	(2,404,547)	29,575,789
Total Stockholders' Equity	34,867,664	(2,404,547)	32,463,117
Total Liabilities and Stockholders' Equity	$48,600,709	$(2,404,547)	$46,196,162

The following table presents the impacted items on the Consolidated Statement of Operations as previously reported, restatement adjustments and the Consolidated Statement of Operations as restated for the year ended December 31, 2018:

	As Previously Reported	Impairment of Real Estate	As Restated
Impairment of Real Estate	$-	$2,404,547.00	$2,404,547.00
Income (Loss) From Operations	1,285,230	(2,404,547)	(1,119,317)
Net Income (Loss) Before Income Taxes	1,322,350	(2,404,547)	(1,082,197)
Net Income (Loss)	1,322,350	(2,404,547)	(1,082,197)
Net Income (Loss) Attributable to Common Stockholders	$826,410	$(2,404,547)	$(1,578,137)
Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)	$(0.00)

The following table presents the impacted items on the Consolidated Statement of Stockholders equity as previously reported, restatement adjustments and the Consolidated Statement of Stockholders’ Equity as restated for the year ended December 31, 2018:

	Accumulated Deficit	Total Stockholders Equity

Balance at December 31, 2018 (As Previous Reported)	(1,266,427)	34,867,664

Reported and Restated Net Income Difference	(2,404,547)	(2,404,547)

Balance at December 31, 2018 (As Restated)	$(3,670,974)	$32,463,117

The following table presents the impacted items on the Consolidated Statement of Cash Flows as previously reported, restatement adjustments and the Consolidated Statement of Cash Flows as restated for the year ended December 31, 2018:

	As Previously Reported	Impairment of Real Estate	As Restated
Cash Flows From Operating Activities
Net Income (Loss)	$1,322,350	$2,404,547	$(1,082,197)
Impariment of Real Estate	-	(2,404,547)	2,404,547

3.
CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. On December 31, 2018 and 2017, uninsured cash balances were $3,783,330 and $2,514,903, respectively.

The Company’s Ballenger project only has two purchasers: NVR Inc. (“NVR”), a NYSE publicly listed US homebuilding and mortgage company, is the only purchaser of 479 residential lots of Ballenger project; Orchard Development Corporation is the purchaser of the parcel of 210 multifamily units. During the year ended December 31, 2018, the Company earned revenues from property sales from these two customers representing approximately 70% and 30%, respectively. During the year ended December 31, 2017, the Company earned revenues from property sales from these two customers representing approximately 100% and 0% of gross sales, respectively. As of December 31, 2018, no accounts receivable was outstanding from these two customers. As of December 31, 2017, the above two customers represented approximately 100% and 0% of receivables, respectively.

4.
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

5.
BUILDER DEPOSITS

In November 2015, SeD Maryland Development, LLC (“Maryland”) entered into lot purchase agreements with NVR, Inc. (“NVR”) relating to the sale of single-family home and townhome lots to NVR in the Ballenger Run Project. The purchase agreements were amended two times thereafter. Based on the agreements, NVR is entitled to purchase 479 lots for a price of approximately $64 million, which escalates 3% annually after June 1, 2018.

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

7.
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

On September 30, 2015, SeD Home received $10,500,000 interest free loan, with a maturity date of March 31, 2016, from Hengfai Business Development Pte, Ltd, owned by the Chief Executive Officer of SeD Ltd and is also the majority shareholder of SeD Ltd, specifically for the Ballenger Run project. SeD Home imputed interest at 13%, which is the interest rate on the Revere Loan noted in Note 5. The imputed interest resulted in a debt discount of $622,431 which is amortized over the life of the note. At December 31, 2015, SeD Home had $10,500,000 outstanding on the note and unamortized debt discount of $311,216. On April 1, 2016, SeD Home extended the note on the same terms through December 31, 2016. This resulted in an additional $933,647 of new imputed interest which was amortized during 2016.

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

Lot Sale Agreements

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9 acre lot would be $2,900,000 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland will convert the 5.9 acre CCRC parcel to 36 lots (these will be 28 feet wide villa lots) and sell such lots to NVR. SeD Maryland will pursue the required zoning approval to change the number of such lots from 85 to 121.

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

10.
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

11.
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

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

On December 31, 2013 Conn Flanigan was appointed as Chief Executive Officer and Chief Financial Officer of the Company and a member of our board of directors. On January 10, 2017, our board of directors appointed Fai H. Chan as Director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. On March 10, 2017, Mr. Conn Flanigan resigned as the Chief Financial Officer. Mr. Flanigan continues to serve as the President and Secretary of the Company, and as a member of our board of directors. Effective as of March 10, 2017, Mr. Rongguo (Ronald) Wei, CPA, was appointed as Chief Financial Officer of the Company.

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

Business Experience

Fai H. Chan. Mr. Chan has served as a member of our Board of Directors since January 10, 2017 and has served as Co-Chief Executive Officer of the Company since December 29, 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Singapore eDevelopment Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of that company since May of 2013. Since March, 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of HF Enterprises Inc. Additionally, Mr. Chan has served as a member of the Board of Directors of HotApp Blockchain Inc., a technology company since October of 2014, as Executive Chairman since December 2017 and has served as the Acting Chief Executive Officer of HotApp Blockchain since August 2018, having previously served as Chief Executive Officer from December of 2014 until June of 2017. He has served as a director of Document Security Systems, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board since March of 2019. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., an ASX listed company, since July 2013 and has served as a director of Vivacitas Oncology Inc. since May of 2017. Mr. Chan has served as a director of OptimumBank Holdings, Inc. and Optimum Bank since June 2018.

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

(1) Based upon 704,043,324 outstanding common shares as of December 31, 2018 and May 20, 2019.
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

On September 30, 2015, SeD Home received $10,500,000 interest free loan, with a maturity date of March 31, 2016, from Hengfai Business Development Pte, Ltd, owned by the Chief Executive Officer of Singapore eDevelopment and is also the majority shareholder of Singapore eDevelopment, specifically for the Ballenger Run project. SeD Home imputed interest at 13%, which is the interest rate on the Revere Loan noted in Note 5. The imputed interest resulted in a debt discount of $622,431 which is amortized over the life of the note. At December 31, 2015, SeD Home had $10,500,000 outstanding on the note and unamortized debt discount of $311,216. On April 1, 2016, SeD Home extended the note on the same terms through December 31, 2016. This resulted in an additional $933,647 of new imputed interest which was amortized during 2016.

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

10.14
Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of July 3, 2018, incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2019.

10.15
Amended and Restated Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of October 12, 2018, incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2019.

21	Subsidiaries of the Company, incorporated herein by reference to Exhibit 21 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2019.
31.1a	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeD Intelligent Home Inc.

Dated: May 20, 2019	By:	/s/ Rongguo (Ronald) Wei
Name: Rongguo (Ronald) Wei
Title: Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fai H. Chan	Co-Chief Executive Officer, Director	May 20, 2019
Fai H. Chan	(Principal Executive Officer)

/s/ Moe T. Chan	Co-Chief Executive Officer, Director	May 20, 2019
Moe T. Chan	(Principal Executive Officer)

/s/ Conn Flanigan	Secretary, Director	May 20, 2019
Conn Flanigan

/s/ Charley MacKenzie	Director	May 20, 2019
Charley MacKenzie

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	May 20, 2019
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan W. L. Lui	Co-Chief Financial Officer	May 20, 2019
Alan W. L. Lui	(Principal Financial Officer and Principal Accounting Officer)