Form 10-Q
period 2019-03-31
SeD Intelligent Home Inc.
filed 2019-05-20
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 20, 2019, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)	(As Restated)
Assets:
Real Estate
Construction in Progress	$17,051,513	$22,059,722
Land Held for Development	15,764,417	19,164,028
Real Estate Held For Sale	136,248	136,248
	32,952,178	41,359,998

Cash	2,352,794	715,754
Restricted Cash	6,374,810	3,929,410
Accounts Receivable	79,889	112,706
Related Party Receivable	10,000	-
Prepaid Expenses	17,777	46,443
Fixed Assets, Net	6,584	8,248
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	142,275	-

Total Assets	$41,959,910	$46,196,162

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$205,854	$1,749,268
Accrued Interest - Related Parties	2,404,818	2,344,227
Tenant Security Deposits	1,225	1,225
Builder Deposits	3,489,904	3,878,842
Note Payable	-	13,899
Notes Payable - Related Parties	2,846,842	5,745,584
Operating Lease Liability	154,037	-
Total Liabilities	9,102,680	13,733,045

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at March 31, 2019 and December 31, 2018, respectively	704,043	704,043
Additional Paid In Capital	32,542,720	32,542,720
Accumulated Deficit	(3,398,169)	(3,670,974)
Total Stockholders' Equity	29,848,594	29,575,789
Non-controlling Interests	3,008,636	2,887,328
Total Stockholders' Equity	32,857,230	32,463,117
Total Liabilities and Stockholders' Equity	$41,959,910	$46,196,162

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	2019	2018
Revenue
Rental	$4,365	$-
Property	11,314,230	4,105,774
	11,318,595	4,105,774
Operating Expenses
Cost of Sales	10,716,151	3,593,508
General and Administrative	225,013	253,806
	10,941,164	3,847,314

Income From Operations	377,431	258,460

Other Income
Interest Income	15,182	5,966
Other Income	1,500	3,141
	16,682	9,107

Net Income Before Income Taxes	394,113	267,567

Provision for Income Taxes	-	-

Net Income	394,113	267,567

Net Income Attributable to Non-controlling Interests	121,308	90,589

Net Income Attributable to Common Stockholders	$272,805	$176,978

Net Income Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	2019	2018

Cash Flows From Operating Activities
Net Income	$394,113	$267,567
Adjustments to reconcile net Income to net cash provided by operating activities:
Depreciation	1,664	5,249
Amortization of Right-Of-Use Asset	18,790	-
Changes in Operating Assets and Liabilities
Real Estate	8,407,820	2,154,704
Accounts Receivable	32,817	511,506
Related Party Receivable	(10,000)	-
Prepaid Expenses	20,895	12,119
Accounts Payable and Accrued Expenses	(1,521,768)	(130,072)
Accrued Interest - Related Parties	60,591	111,981
Operating Lease Liability	(20,903)	-
Tenant Security Deposits	-	(1,400)
Builder Deposits	(388,938)	(706,074)
Net Cash Provided By Operating Activities	6,995,081	2,225,580

Cash Flows From Financing Activities
Repayments to Note Payable	(13,899)	(2,310,342)
Net Proceeds from Notes Payable - Related Parties	-	20,000
Repayment to Notes Payable - Related Parties	(2,898,742)	-
Net Cash Used In Financing Activities	(2,912,641)	(2,290,342)

Net Increase (Decrease) in Cash and Restricted Cash	4,082,440	(64,762)
Cash and Restricted Cash - Beginning of Year	4,645,164	3,014,903
Cash and Restricted Cash - End of Year	$8,727,604	$2,950,141

Supplementary Cash Flow Information
Cash Paid For Interest	$154	$151,036

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Amortization of Debt Discount Capitalized	$-	$17,535
Initial Recognition of Operating Lease Right-Of-Use Asset and Liability	$174,940	$-

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Three Months Ended on March 31, 2019 (Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity
Balance at December 31, 2018 (As Restated)	704,043,324	$704,043	$32,542,720	$(3,670,974)	$2,887,328	$32,463,117

Net Income				272,805	121,308	394,113

Balance at March 31, 2019	704,043,324	$704,043	$32,542,720	$(3,398,169)	$3,008,636	$32,857,230

  Three Months Ended on March 31, 2018 (Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Retained Earnings	Minority Interest	Total Stockholders Equity
Balance at December 31, 2017	704,043,324	$704,043	$32,739,017	$(2,092,837)	$2,255,091	$33,605,314

Net Income				176,978	90,589	267,567

Balance at March 31, 2018	704,043,324	$704,043	$32,739,017	$(1,915,859)	$2,345,680	$33,872,881

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2019 (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SeD Intelligent Home Inc. (the “Company”), formerly known as Homeownusa, was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company acquired SeD Home Inc. (“SeD Home”) by reverse merger. SeD Home, a Delaware corporation, was formed on February 24, 2015 and was named SeD Home USA, Inc. before changing its name in May of 2015. SeD Home is principally engaged in developing, selling, managing, and leasing residential properties in the United States, and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Home International, Inc., which is wholly owned by Singapore eDevelopment Limited (“SeD Ltd”), a multinational public company listed on the Singapore Exchange Securities Trading Limited (“SGXST”).

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest

SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%
SedHome Rental Inc	Texas	December 19, 2018	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of March 31, 2019 and December 31, 2018, the aggregate non-controlling interest in SeD Home, Inc. was $3,008,636 and $2,887,328, respectively, which is separately disclosed on the condensed Consolidated Balance Sheet.

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

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2018 filed on May 20, 2019. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at December 31, 2018 (as restated) was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. Actual results could differ from those estimates.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2019 or December 31, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

Restricted Cash

As a condition to the loan agreement with the Union Bank (formerly known as Xenith Bank, f/k/a The Bank of Hampton Roads), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The funds were required to remain as collateral for the loans until the loans are paid off in full. The loan has been fully paid off in January 2019 and the collateral was released on April 19, 2019.

On July 20, 2018, Black Oak LP received $4,592,079 of district reimbursement for previous construction costs incurred in land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak LP and will be released upon receipt of the evidence of: (a) the execution of a purchase agreement between Black Oak LP and a home builder with respect to the Black Oak development and (b) the completion, finishing and readying for home construction of at least 105 unfinished lots in the Black Oak development. After entering the purchase agreement with Houston LD, LLC, the above requirements were met. The amount of the deposit will be released to us by presenting the invoices we paid for the thereafter land development. In the fiscal year ended December 31, 2018, $446,745 was released to reimburse the construction costs and the balance was $1,203,256 on December 31, 2018. In January 2019, an additional $217,730 was released, leaving a balance of $985,526 on March 31, 2019.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at March 31, 2019 and December 31, 2018.

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

The Company capitalized interest from related party borrowings of $60,592 and $111,981 for the three months ended March 31, 2019 and 2018, respectively. The Company capitalized interest from the third-party borrowings of $154 and $109,143 for the three months ended March 31, 2019 and 2018, respectively.

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

When all of these criteria have been met, the property is classified as “held for sale”. “Real estate held for sale” only includes the El Tesoro project.

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

During the 3 months ended March 31, 2019, there was no further impairment recognized for any of the projects.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger and Black Oak projects, which were essentially all of the revenue of the Company in 2019 and 2018, is as follows:

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

Each lot or a group of lots is considered to be a separate performance obligation, for which the specified price in the contract is allocated to.

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

If allocation of development costs and capitalized interest based on the projection and relative expected sales value is impracticable, those costs could also be allocated based on area method, the size of the lot comparing to the total size of all lots in the project.

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

The Company’s tax returns for 2018, 2017 and 2016 remain open to examination.

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

On February 25, 2016, the FASB released Accounting Standards Update No. 2016-02, Leases (Topic 842). From January 25, 2018 to July 30, 2018, the FASB also issued ASU 2018-01, 2018-10 and 2018-11 to clarify and specify some contents in ASU 2016-02. The new leasing standard presents dramatic changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. The standard had a material impact on the Company’s condensed consolidated balance sheets, but did not have an impact on its condensed consolidated statements of operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases. As a lessor of one home on leasing, this atandard does not have material impact on the Company. The balances of operating lease right-of-use assets and operating lease liabilities as of March 31, 2019 were $142,275 and $154,037, respectively. Adoption of the standard had no impact to net cash from or used in operating, investing, or financing activities in the Company’s condensed consolidated statement of cash flows.

Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rate, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease term includes options to extend or terminate when we are reasonably certain the option will be exercised. In general, we are not reasonably certain to exercise such options. We recognize lease expense for minimum lease payments on a straight-line basis over the lease term. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Approximately 9 percent of our total lease obligations belongs to the lease less than 12 months.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) – Amendments to SEC paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118.” ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118, which addresses the application of generally accepted accounting principles in situations when a registrant does not have necessary information available, prepared, or analyzed (including computation) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The ASU is not expected to have a material impact on the Company.

Subsequent Events

The Company evaluated the events and transactions subsequent to March 31, 2019, the balance sheet date, through May 20, 2019, the date the condensed consolidated financial statements were available to be issued.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At March 31, 2019 and December 31, 2018, uninsured cash and restricted cash balances were $7,646,724 and $3,783,330, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	March 31, 2019	December 31, 2018
Computer Equipment	$41,597	441,597
Furniture and Fixtures	24,393	24,393
	65,990	65,990
Accumulated Depreciation	(59,405)	(57,742)
Fixed Assets Net	$6,584	$8,248

Depreciation expense was $1,664 and $5,249 for the three months ended March 31, 2019 and 2018, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 NVR gave SeD Maryland Development, LLC another deposit in the amount of $100,000 based on the 3rd Amendment to the Lot Purchase Agreement. On March 31, 2019 and December 31, 2018, there were $3,489,904 and $3,878,842 outstanding, respectively.

5. NOTES PAYABLE

Union Bank Loan

On November 23, 2015, SeD Maryland entered into a Revolving Credit Note with the Union Bank in the original principal amount of $8,000,000. During the term of the loan, cumulative loan advances may not exceed $26,000,000. The line of credit bears interest at LIBOR plus 3.8% with a floor rate of 4.5%. The interest rate at March 31, 2019 was 6.31%.

Beginning December 1, 2015, interest only payments were due on the outstanding principal balance. The entire unpaid principal and interest sum was due and payable on November 22, 2018, with the option of one twelve-month extension period. The loan is secured by a deed of trust on the property, $2,600,000 of collateral cash, and a Limited Guaranty Agreement with SeD Ballenger. The Company also had an $800,000 letter of credit from the Union Bank. The letter of credit was due on November 22, 2018 and bore interest at 15%. In September 2017, SeD Maryland Development LLC and the Union Bank modified the Revolving Credit Note, which increased the original principal amount from $8,000,000 to $11,000,000 and extended the maturity date of the loan and letter of credit to December 31, 2019.

As of March 31, 2019 and December 31, 2018, the principal balance is $0 and $13,899, respectively. As part of the transaction, the Company incurred loan origination fees and closing fees, totaling $480,947, which were recorded as debt discount and were amortized over the life of the loan. The unamortized debt discount was $0 on both March 31, 2019 and December 31, 2018.

On April 17, 2019, SeD Maryland Development LLC and Union Bank terminated the agreement.

6. RELATED PARTY TRANSACTIONS

Notes Payable before Loan Restructurings

SeD Home received advances from SeD Ltd (which was the 100% owner of the Company) to fund development costs and operation costs. The advances were unsecured, bear interest at 18% per annum and are payable on demand. As of December 31, 2015, SeD Home had outstanding principal due of $12,293,715 and accrued interest of $2,161,055 due to this related party.

SeD Home received advances from Singapore Construction & Development Pte Ltd (owned 100% by SeD Ltd) to fund development costs and operation costs. The advances were unsecured, bear interest at 18% per annum and were payable on demand. As of December 31, 2015, SeD Home had outstanding principal due of $4,300,930 and accrued interest of $1,461,058 due to this related party.

On September 30, 2015, SeD Home received $10,500,000 interest free loan, with a maturity date of March 31, 2016, from Hengfai Business Development Pte, Ltd, owned by the Chief Executive Officer of SeD Ltd, who is also the majority shareholder of SeD Ltd, specifically for the Ballenger Run project. SeD Home imputed interest at 13%, which is the interest rate on the Revere Loan noted in Note 5. The imputed interest resulted in a debt discount of $622,431 which is amortized over the life of the note. At December 31, 2015, SeD Home had $10,500,000 outstanding on the note and unamortized debt discount of $311,216. On April 1, 2016, SeD Home extended the note on the same terms through December 31, 2016. This resulted in an additional $933,647 of new imputed interest which was amortized during 2016.

Loan Restructurings

At December 31, 2016, considering the long-term development and short-term debt repayment, SeD Home restructured the loans from these affiliates. The restructuring process was done to transfer the loans to SeD Home International (99.99 % owner of the Company), the principal of which, $26,913,525, was then forgiven and recorded into additional paid in capital. SeD Home still owed the accrued interest of $6,283,207 to SeD Home International. The remaining accrued interest does not bear interest. On August 30, 2017, an additional $4,560,085 of this interest was forgiven and recorded into additional paid in capital. The remaining amount of $1,723,122 was still outstanding as of March 31, 2019 and December 31, 2018.

Loan from SeD Home Limited

SeD Home receives advances from SeD Home Limited (an affiliate of SeD Ltd), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of March 31, 2019 and December 31, 2018, SeD Home had outstanding principal due of $1,116,406 and $1,116,406 and accrued interest of $220,910 and $193,382, respectively.

Loan from SeD Home International

SeD Home receives advances from SeD Home International. The advances bore interest at 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. At March 31, 2019 and December 31, 2018, there were $1,730,436 and $4,629,178 of principal and $2,183,909 and $2,150,845 of accrued interest outstanding, respectively. Both accrued outstanding interests include the remaining amount $1,723,122 after interest was forgiven on August 30, 2017 as discussed in previous paragraph.

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

Management Fees

Black Oak LP was obligated under the Limited Partnership Agreement (as amended) to pay a $6,500 per month management fee to Arete Real Estate and Development Company (Arete), a related party through common ownership and $2,000 per month to American Real Estate Investments LLC (AREI), a related party through common ownership. Arete is also entitled to a developer fee of 3% of all development costs excluding certain costs. The fees were to be accrued until $1,000,000 is received in revenue and/or builder deposits relating to the Black Oak Project.

On December 31, 2017, the Company had $314,630 owed to Arete and $48,000 to AREI.

On April 26, 2018, SeD Development USA, Arete and AREI reached an agreement to terminate the terms related to management fees and developer fees in the Limited Partnership Agreement. In July 2018, per the terms of the termination agreement, Black Oak LP paid Arete $300,000 and AREI $30,000 to fulfill the commitments.

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. From January 2019, the Company pays a monthly fee of $20,000 for the consulting service. The Company incurred expenses of $60,000 and $45,000 for the three months ended March 31, 2019 and 2018, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On March 31, 2019 and December 31, 2018, the Company owed this related party $20,000 and $60,000, respectively.

Advance to HF Enterprises Inc.

The Company pays some operating expenses for HF Enterprise Inc., a related party under the common control of Mr. Chan. The advances are interest free with no set repayment terms. On March 31, 2019 and December 31, 2018, the balance of these advances was $10,000 and $0.

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

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs legal consulting services for the Company. The Company incurred expenses of $5,799 and $37,020 for the three months ended March 31, 2019 and 2018, respectively. On March 31, 2019 and December 31, 2018, the Company owed this related party $0 and $8,000, respectively.

7. STOCKHOLDERS’ EQUITY

On July 23, 2018, the Company entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak LP for $60,000 and fulfilled the agreement thereafter.

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The leases expire in 2019 and 2020, respectively and have monthly rental payments ranging between $2,409 and $8,205. Rent expenses were $29,838 and $29,759 for the three months ended March 31, 2019 and 2018, respectively. The Company’s leases are accounted for as operating leases. Operating lease right-of-use assets and operating lease liability is included on the face of the condensed consolidated balance sheet. The Company elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. The Company has no leases that have not yet commenced as of March 31, 2019.

The balance of the operating lease right-of-use asset and operating lease liability as of March 31, 2019 was $142,275 and $154,037, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases as follows:

Three Months Ended March 31, 2019

Weighted Average Remaining Operating Lease Term (in years)	1.6

Weighted Average Operating Lease Discount Rate	6.1%

The below table summarizes future payments due under these leases as of March 31, 2019.

For the Years Ended December 31:

2019 (remainder)	$87,871
2020	96,924
Total	$184,795

Lot Sale Agreements

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9-acre lot would be $2,900,000.00 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland will convert the 5.9-acre CCRC parcel to 36 lots (these will be 28 feet wide villa lots) and sell such lots to NVR. SeD Maryland is pursuing the required zoning approval to change the number of such lots from 85 to 121.

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

9. SUBSEQUENT EVENTS

The Company evaluated the events and transactions subsequent to March 31, 2019, the balance sheet date, through May 20, 2019, the date the condensed consolidated financial statements were available to be issued.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of $900,000. The annual L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2.6 million collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland.

On April 17, 2019, SeD Maryland Development LLC and Union Bank terminated the Revolving Credit Note. After termination, Union Bank still holds $602,150 as collateral for current outstanding L/Cs. The L/C collateral will be released once all L/Cs are transferred to the M&T Bank L/C Facility.

On April 23, 2019, SeD Maryland Development LLC Board approved payment distribution plan to members and paid $411,250 in distributions to the minority shareholder.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018:

	Three-months Ended
	March 31, 2019	March 31, 2018
Revenue	$11,318,595	$4,105,774
Operating Expenses	$10,941,164	$3,847,314
Net Income	$394,113	$267,567

Revenue

Revenue was $11,318,595 for the three months ended March 31, 2019 as compared to $4,105,774 for the three months ended March 31, 2018. This increase in revenue is attributable to the Company having an increase in property sales from the Ballenger Project and first sale of a section of Black Oak Project. Pursuant to a lot purchase agreement dated July 3, 2018, 150 CCM Black Oak Ltd sold 124 lots located in the Company’s Black Oak to Houston LD, LLC for a total purchase price of $6,175,000.

We anticipate a higher revenue from sales in 2019 comparing with 2018. Builders are required to purchase minimum numbers of lots based on sales agreements we entered into with them. We recognized revenue from the sale of lots to builders. We do not build any houses ourselves at the present time.

Rental income increased from $0 in the three months ended March 31, 2018 to $4,365 in the three months ended March 31, 2019. The increase is due to the rent income from one home remaining in the El Tesoro project.

Operating Expenses

Operating expenses increased to $10,941,164 in the three months ended March 31, 2019 from $3,847,314 in the three months ended March 31, 2018. This increase was caused by increased costs relating to increased sales. The general and administrative expenses decreased from $253,806 in the three months ended March 31, 2018 to $225,015 in the three months ended March 31, 2019.

The gross margin increased from $512,266 to $602,444 in the three months ended March 31, 2018 and 2019. Our Ballenger project gross margin increased from $512,865 to $599,920 in the three months ended March 31, 2018 and 2019, due to the increase of the sales. Black Oak sales in January 2019 broke even after we recognized $2,404,547 impairment of real estate in 2018 for this sale.

Net Income

In the three months ended March 31, 2019, the Company had net income $394,113 compared to a net income of $267,567 in the three months ended March 31, 2018. The profitability came from the sales of lots from our Ballenger Run project.

Liquidity and Capital Resources

Our real estate assets have decreased to $32,952,178 as of March 31, 2019 from $41,359,998 as of December 31, 2018. This decrease is a result of the sale of lots during the three months ended March 31, 2019.

Our liabilities declined from $13,733,045 at December 31, 2018 to $9,102,680 at March 31, 2019. Our total assets have decreased to $41,959,910 as of March 31, 2019 from $46,196,162 as of December 31, 2018 due to the decrease of the real estate assets.

As of March 31, 2019, we had cash of $2,352,794 compared to $715,754 as of December 31, 2018. Our Ballenger Revolver loan from Union Bank has been fully paid off and the credit limit was $11 million as of March 31, 2019. On December 31, 2018, the revolver loan balance was $13,899 and credit limit was $11 million. The interest of related party loans is accruing and the due date of these loans could be extended.

Currently the Black Oak project does not have any financing from third parties. The future development timeline of Black Oak is based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018 are as follows:

	2019	2018

Net Cash Provided by Operating Activities	$6,995,081	$2,225,580
Net Cash Used In Financing Activities	$(2,912,641)	$(2,290,342)
Net Increase (Decrease) in Cash and Restricted Cash	$4,082,440	$(64,762)
Cash and Restricted Cash at beginning of the year	$4,645,164	$3,014,903
Cash and Restricted Cash at end of the period	$8,727,604	$2,950,141

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development and property purchased for resale. In the three months ended March 31, 2019, cash provided by operating activities was $6,995,081 compared with cash $2,225,580 provided in the three months end March 31, 2018. The sales of the Ballenger and Black Oak lots in the three months of 2019 are the main reason of increase of the cash provided in the operating activities. With the completion of the part of phase one of Black Oak project, development speed was adjusted. The Company’s development funding conditions and development costs went down as well. Ballenger development spending also went down in the three months of 2019 compared with that period in 2018 because of the different development stages.

Cash Flows from Financing Activities

In the three months ended March 31, 2019, the company fully repaid the Union Bank loan in the amount of $13,899 and approximately $2,898,742 million to a related party loan. In the three months ended March 31, 2018, the Company repaid $3,475,712 to the Union Bank loan and at same time borrowed approximately $1.2 million from the Union Bank loan for land development.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to perform at certain times of year. This may impact the expenses of SeD Home from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger and Black Oak projects, which were essentially all of the revenue of the Company in 2018 and 2017, is as follows:

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

Each lot or a group of lots is considered to be a separate performance obligation, for which the specified price in the contract is allocated to.

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

If allocation of development costs and capitalized interest based on the projection and relative expected sales value is impracticable, those costs could also be allocated based on area method, the size of the lot comparing to the total size of all lots in the project.

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

The Company capitalized interest from related party borrowings of $60,591 and $111,981 for the three months ended March 31, 2019 and 2018, respectively. The Company capitalized interest from the third-party borrowings of $154 and $109,143 for the three months ended March 31, 2019 and 2018, respectively.

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

When all of these criteria have been met, the property is classified as “held for sale”. “Real estate held for sale” only includes the El Tesoro project.

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

During the 3 months ended March 31, 2019, there was no further impairment recognized for any of the projects.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SED INTELLIGENT HOME INC.

May 20, 2019	By:	/s/ Fai H. Chan
Fai H. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

May 20, 2019	By:	/s/ Moe T. Chan
Moe T. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

May 20, 2019	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 20, 2019	By:	/s/ Alan W. L. Lui
Alan W. L. Lui, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)