Form 10-Q
period 2019-06-30
SeD Intelligent Home Inc.
filed 2019-08-14
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

As of August 14, 2019, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)	(As Restated)
Assets:
Real Estate
Construction in Progress	$15,721,867	$22,059,722
Land Held for Development	15,038,115	19,164,028
Real Estate Held For Sale	136,248	136,248
	30,896,230	41,359,998

Cash	2,492,440	715,754
Restricted Cash	4,447,038	3,929,410
Accounts Receivable	145,778	112,706
Related Party Receivable	20,046	-
Prepaid Expenses	14,696	46,443
Fixed Assets, Net	4,921	8,248
Deposits	23,603	23,603
Operating Lease Right-Of-Use (Asset)	123,486	-

Total Assets	$38,168,238	$46,196,162

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$881,692	$1,749,268
Accrued Interest - Related Parties	1,581,981	2,344,227
Tenant Security Deposits	1,225	1,225
Builder Deposits	2,998,524	3,878,842
Note Payable	-	13,899
Notes Payable - Related Parties	-	5,745,584
Operating Lease Liability	133,135	-
Total Liabilities	5,596,557	13,733,045

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at June 30, 2019 and December 31, 2018, respectively	704,043	704,043
Additional Paid In Capital	32,542,720	32,542,720
Accumulated Deficit	(3,072,808)	(3,670,974)
Total Stockholders' Equity	30,173,955	29,575,789
Non-controlling Interests	2,397,726	2,887,328
Total Stockholders' Equity	32,571,681	32,463,117
Total Liabilities and Stockholders' Equity	$38,168,238	$46,196,162

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Rental	$4,365	$-	$8,730	$-
Property	5,248,220	2,113,248	16,562,450	6,219,022
	5,252,585	2,113,248	16,571,180	6,219,022
Operating Expenses
Cost of Sales	4,549,097	1,976,012	15,265,248	5,569,520
General and Administrative	261,732	240,896	486,745	494,702
	4,810,829	2,216,908	15,751,993	6,064,222

Income (Loss) From Operations	441,756	(103,660)	819,187	154,800

Other Income
Interest Income	10,475	5,255	25,657	11,221
Other Income	2,470	78,172	3,970	81,313
	12,945	83,427	29,627	92,534

Net Income (Loss) Before Income Taxes	454,701	(20,233)	848,814	247,334

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	454,701	(20,233)	848,814	247,334

Net Income Attributable to Non-controlling Interests	129,340	25,794	250,648	116,383

Net Income (Loss) Attributable to Common Stockholders	$325,361	$(46,027)	$598,166	$130,951

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)	$0.00	$0.00

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For Six-Month Period ended June 30, 2019
(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity
January 1, 2019	704,043,324	704,043	32,542,720	(3,670,974)	2,887,328	32,463,117

Net Income				272,805	121,308	394,113

March 31, 2019		704,043	32,542,720	(3,398,169)	3,008,636	32,857,230

Cash Dividend Distribution to Minority Interest					(740,250)	(740,250)

Net Income				325,361	129,340	454,701

June 30, 2019	704,043,324	$704,043	$32,542,720	(3,072,808)	$2,397,726	$32,571,681

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For Six-Month Period ended June 30, 2018
(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity

January 1, 2018	704,043,324	704,043	32,739,017	(2,092,837)	2,255,091	33,605,314

Net Income				176,978	90,589	267,567

March 31, 2019	704,043,324	704,043	32,739,017	(1,915,859)	2,345,680	33,872,881

Net (Loss) Income				(46,027)	25,794	(20,233)

Balance at June 30, 2018	704,043,324	$704,043	$32,739,017	(1,961,886)	$2,371,474	$33,852,648

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	2019	2018

Cash Flows From Operating Activities
Net Income	$848,814	$247,334
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,327	10,499
Changes in Operating Assets and Liabilities
Real Estate	10,463,768	2,472,804
Right -Of- Use Operating	37,579	-
Accounts Receivable	(33,072)	511,506
Related Party Receivable	(20,046)	-
Prepaid Expenses	23,976	17,989
Accounts Payable and Accrued Expenses	(845,930)	(190,861)
Accrued Interest - Related Parties	(762,246)	226,563
Operating Lease Liability	(41,805)	-
Tenant Security Deposits	-	(1,400)
Builder Deposits	(880,318)	(913,870)
Net Cash Provided By Operating Activities	8,794,047	2,380,564

Cash Flows From Financing Activities
Repayments to Note Payable	(13,899)	(2,729,301)
Net Proceeds from Notes Payable - Related Parties	-	260,999
Repayment to Notes Payable - Related Parties	(5,745,584)	-
Cash Dividend Distribution to Minority Shareholder	(740,250)	-
Net Cash Used In Financing Activities	(6,499,733)	(2,468,302)

Net Increase (Decrease) in Cash and Restricted Cash	2,294,314	(87,738)
Cash and Restricted Cash - Beginning of Year	4,645,164	3,014,903
Cash and Restricted Cash - End of Period	$6,939,478	$2,927,165

Supplementary Cash Flow Information
Cash Paid For Interest	$3,822	$211,075

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Amortization of Debt Discount Capitalized	$-	$35,070

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2019 (Unaudited)

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

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest

SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%
SedHome Rental, Inc.	Texas	December 19, 2018	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of June 30, 2019 and December 31, 2018, the aggregate non-controlling interest in SeD Home, Inc. was $2,397,726 and $2,887,328, respectively, which is separately disclosed on the condensed Consolidated Balance Sheet.

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

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2018 filed on May 20, 2019. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet on December 31, 2018 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. Actual results could differ from those estimates.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended June 30, 2019 or December 31, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

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

On April 17, 2019, SeD Maryland Development, LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”). Based on the agreement, SeD Maryland Development is required to maintain a minimum balance of $2,600,000 as a security collateral fund in the interest-bearing account maintained by the lender. Based on the Development Loan Agreement with M&T Bank, M&T Bank keeps the over payment fund of the revolver loan and can only apply to future revolver loan borrowings. On June 30, 2019, the restricted cash balance in M&T Bank account was $3,973,556.

On July 20, 2018, Black Oak LP received $4,592,079 of district reimbursement for previous construction costs incurred in land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak LP and will be released upon receipt of the evidence of: (a) the execution of a purchase agreement between Black Oak LP and a home builder with respect to the Black Oak development and (b) the completion, finishing and readying for home construction of at least 105 unfinished lots in the Black Oak development. The restricted cash balance on June 30, 3019 and December 31, 2018 was $473,482 and $1,203,256, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at June 30, 2019 and December 31, 2018.

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

The Company capitalized interest from related party borrowings of $79,662 and $226,563 for the six months ended June 30, 2019 and 2018, respectively. The Company capitalized interest from the third-party borrowings of $3,822 and $202,219 for the six months ended June 30, 2019 and 2018, respectively. The Company capitalized interest from related party borrowings of $19,071 and $114,580 for the three months ended June 30, 2019 and 2018, respectively. The Company capitalized interest from the third-party borrowings of $2,868 and $92,226 for the three months ended on June 30, 2019 and 2018, respectively.

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

During the six months ended June 30, 2019, there was no further impairment recognized for any of the projects.

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

On February 25, 2016, the FASB released Accounting Standards Update No. 2016-02, Leases (Topic 842). From January 25, 2018 to July 30, 2018, the FASB also issued ASU 2018-01, 2018-10 and 2018-11 to clarify and specify some contents in ASU 2016-02. The new leasing standard presents dramatic changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. The standard had a material impact on the Company’s condensed consolidated balance sheets, but did not have an impact on its condensed consolidated statements of operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases. The Company adopted this standard on January 1, 2019 and the balance of operating lease right-of-use assets and operating lease liabilities as of January 1, 2019 was $161,065 and 174,940, respectively. As a lessor of one home on leasing, this standard does not have material impact on the Company. The balances of operating lease right-of-use assets and operating lease liabilities as of June 30, 2019 was $123,486 and $133,135, respectively. Adoption of the standard had no impact to net cash from or used in operating, investing, or financing activities in the Company’s condensed consolidated statement of cash flows.

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

Subsequent Events

The Company evaluated the events and transactions subsequent to June 30, 2019, the balance sheet date, through August 14, 2019, the date the condensed consolidated financial statements were available to be issued.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At June 30, 2019 and December 31, 2018, uninsured cash and restricted cash balances were $5,955,557and $3,783,330, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	June 30, 2019	December 31, 2018
Computer Equipment	$41,597	41,597
Furniture and Fixtures	24,393	24,393
	65,990	65,990
Accumulated Depreciation	(61,069)	(57,742)
Fixed Assets Net	$4,921	$8,248

Depreciation expense was $3,327 and $10,499 for the six months ended June 30, 2019 and 2018, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 NVR gave SeD Maryland Development, LLC another deposit in the amount of $100,000 based on the 3rd Amendment to the Lot Purchase Agreement. On June 30, 2019 and December 31, 2018, there were $2,998,524 and $3,878,842 outstanding, respectively.

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

As of June 30, 2019 and December 31, 2018, the principal balance is $0 and $13,899, respectively. As part of the transaction, the Company incurred loan origination fees and closing fees, totaling $480,947, which were recorded as debt discount and were amortized over the life of the loan based on the effective interest method. The unamortized debt discount was $0 on both June 30, 2019 and December 31, 2018.

M&T Bank Loan

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

As of June 30, 2019, the principal balance is $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized into construction in process.

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

Loan Restructurings

At December 31, 2016, considering the long-term development and short-term debt repayment, SeD Home restructured the loans from these affiliates. The restructuring process was done to transfer the loans to SeD Home International (99.99 % owner of the Company), the principal of which, $26,913,525, was then forgiven and recorded into additional paid in capital. SeD Home still owed the accrued interest of $6,283,207 to SeD Home International. The remaining accrued interest does not bear interest. On August 30, 2017, an additional $4,560,085 of this interest was forgiven and recorded into additional paid in capital. The remaining principal amount of $0 and $5,745,584 was still outstanding as of June 30, 2019 and December 31, 2018.

Loan from SeD Home Limited

SeD Home receives advances from SeD Home Limited (an affiliate of SeD Ltd), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of June 30, 2019 and December 31, 2018, SeD Home had outstanding principal due of $0 and $1,116,406 and accrued interest of $228,559 and $193,382, respectively.

Loan from SeD Home International

SeD Home receives advances from SeD Home International. The advances bore interest at 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. At June 30, 2019 and December 31, 2018, there were $0 and $4,629,178 of principal and $1,353,242 and $2,150,845 of accrued interest outstanding, respectively. Both accrued outstanding interests include the remaining amount $1,723,122 after interest was forgiven on August 30, 2017 as discussed in previous paragraph.

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

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. From January 2019, the Company pays a monthly fee of $20,000 for the consulting service. The Company incurred expenses of $120,000 and $90,000 for the six months ended June 30, 2019 and 2018, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On June 30, 2019 and December 31, 2018, the Company owed this related party $0 and $60,000, respectively.

Advance to HF Enterprises Inc.

The Company pays some operating expenses for HF Enterprise Inc., a related party under the common control of Mr. Chan. The advances are interest free with no set repayment terms. On June 30, 2019 and December 31, 2018, the balance of these advances was $20,046 and $0, respectively.

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

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs legal consulting services for the Company. The Company incurred expenses of $43,357 and $64,030 for the six months ended June 30, 2019 and 2018, respectively. On June 30, 2019 and December 31, 2018, the Company owed this related party $20,091 and $8,000, respectively.

7. STOCKHOLDERS’ EQUITY

Purchase of Minority Interest of Black Oak LP

On July 23, 2018, the Company entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak LP for $60,000 and fulfilled the agreement thereafter.

Cash Dividend Distributions

From April to June, 2019, SeD Maryland Development LLC Board approved three payment distribution plans to members and paid total $740,250 in distributions to the non-controlling shareholder.

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The leases expire in 2019 and 2020, respectively and have monthly rental payments ranging between $2,409 and $8,205. Rent expenses were $56,852 and $59,453 for the six months ended June 30, 2019 and 2018, respectively. The Company’s leases are accounted for as operating leases. Operating lease right-of-use assets and operating lease liability is included on the face of the condensed consolidated balance sheet. The Company elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. The Company has no leases that have not yet commenced as of June 30, 2019.

The balance of the operating lease right-of-use asset and operating lease liability as of June 30, 2019 was $123,486 and $133,135, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases as follows:

Six Months Ended June 30, 2019

Weighted Average Remaining Operating Lease Term (in years)	1.43

Weighted Average Operating Lease Discount Rate	6.1%

The below table summarizes future payments due under these leases as of June 30, 2019.

For the Years Ended December 31:

2019 (remainder)	$57,333
2020	96,924
Total	$144,257

Lot Sale Agreements

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9-acre lot would be $2,900,000.00 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland will convert the 5.9-acre CCRC parcel to 36 lots (these will be 28 feet wide villa lots) and sell such lots to NVR. SeD Maryland received the required zoning approval to change the number of such lots from 85 to 121 in July 2019.

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

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018:

	Three- Months Ended		Six-months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue	$5,252,585	$2,113,248	$16,571,180	$6,219,022
Operating Expenses	$4,810,829	$2,216,908	$15,751,993	$6,064,222
Net Income or (Loss)	$454,701	$(20,233)	$848,814	$247,334

Revenue

Revenue was $5,252,585 for the three months ended June 30, 2019 as compared to $2,113,248 for the three months ended June 30, 2018. Revenue was $16,571,180 for the six months ended June 30, 2019 as compared to $6,219,022 for the six months ended June 30, 2018. This increase in revenue is attributable to the Company having an increase in property sales from the Ballenger Project and first sale of a section of Black Oak Project. Pursuant to a lot purchase agreement dated July 3, 2018, 150 CCM Black Oak Ltd sold 124 lots located in the Company’s Black Oak to Houston LD, LLC for a total purchase price of $6,175,000.

We anticipate a higher revenue from sales in 2019 comparing with 2018. Builders are required to purchase minimum numbers of lots based on sales agreements we entered into with them. We recognized revenue from the sale of lots to builders. We do not build any houses ourselves at the present time.

Rental income increased from $0 in the three months ended June 30, 2018, to $4,365 in the three months ended June 30, 2019. Rental income increased from $0 in the six months ended June 30, 2018 to $8,730 in the six months ended June 30, 2019. The increase is due to the rent income from one home remaining in the El Tesoro project.

Operating Expenses

Operating Expenses increased to $4,810,829 for the three months ended June 30, 2019 from $2,216,908 for the three months ended June 30, 2018. This increase is caused by increased costs relating to increased sales, which costs of sales increased from $1,976,012 in the three months ended June 30, 2018 to $4,549,097 in the three months ended June 30, 2019. Operating expenses increased to $15,751,993 in the six months ended June 30, 2019 from $6,064,222 in the six months ended June 30, 2018. This increase was caused by increased costs relating to increased sales. The general and administrative expenses decreased from $494,702 in the six months ended June 30, 2018 to $486,745 in the six months ended June 30, 2019.

The gross margin increased from $649,502 to $1,305,932 in the six months ended June 30, 2018 and 2019. Our Ballenger project gross margin increased from $654,271 to $1,299,840 in the six months ended June 30, 2018 and 2019, due to the increase of the sales. Gross margin from Black Oak sales in January 2019 was $0 after we recognized $2,404,547 impairment of real estate in 2018 for this sale.

Net Income

In the three months ended June 30, 2019, the Company had net income of $454,701 compared to net loss of $20,233 in the three months ended June 30, 2018. In the six months ended June 30, 2019, the Company had net income $848,814 compared to a net income of $247,334 in the six months ended June 30, 2018. The profitability came from the sales of lots from our Ballenger Run project.

Liquidity and Capital Resources

Our real estate assets have decreased to $30,896,230 as of June 30, 2019 from $41,359,998 as of December 31, 2018. This decrease is a result of the sale of lots during the six months ended June 30, 2019.

Our liabilities declined from $13,733,045 at December 31, 2018 to $5,596,557 at June 30, 2019. Our total assets have decreased to $38,168,238 as of June 30, 2019 from $46,196,162 as of December 31, 2018 due to the decrease of the real estate assets.

As of June 30, 2019, we had cash of $2,492,440 compared to $715,754 as of December 31, 2018. Our Ballenger Revolver loan from Union Bank has been fully paid off. Our loan from M&T Bank is also $0 and the credit limit is $8 million as of June 30, 2019. On December 31, 2018, the revolver loan balance with Union Bank was $13,899 and credit limit was $11 million.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018 are as follows:

	2019	2018

Net Cash Provided by Operating Activities	$8,794,047	2,380,564
Net Cash Used In Financing Activities	$(6,499,733)	(2,468,302)
Net Increase (Decrease) in Cash and Restricted Cash	$2,294,314	(87,738)
Cash and Restricted Cash at beginning of the year	$4,645,164	3,014,903
Cash and Restricted Cash at end of the period	$6,939,478	2,927,165

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development and property purchased for resale. In the six months ended June 30, 2019, cash provided by operating activities was $8,794,047 compared with cash $2,380,564 provided in the six months end June 30, 2018. The sales of the Ballenger and Black Oak lots in the six months of 2019 are the main reason of increase of the cash provided in the operating activities. With the completion of the part of phase one of Black Oak project, development speed was adjusted. The Company’s development funding conditions and development costs went down as well. Ballenger development spending also went down in the six months of 2019 compared with that period in 2018 because of the different development stages.

Cash Flows from Financing Activities

In the six months ended June 30, 2019, the company fully repaid the Union Bank loan in the amount of $13,899 and approximately $5.7 million to a related party loan. In the same period the Company also borrowed and fully repaid approximately $1.35 million of the M&T revolver loan. In the six months ended June 30, 2018, the Company repaid approximately $5.2 million to the Union Bank loan and at same time borrowed approximately $2.5 million from the Union Bank loan for land development.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to perform at certain times of year. This may impact the expenses of SeD Home from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

The Company capitalized interest from related party borrowings of $79,662 and $226,563 for the six months ended June 30, 2019 and 2018, respectively. The Company capitalized interest from the third-party borrowings of $3,822 and $202,219 for the six months ended June 30, 2019 and 2018, respectively.

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

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement for 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000, 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended. On January 18, 2019, the sale of 124 lots in Magnolia, Texas was completed. After allocating costs of revenue to this sale, we had approximately $2.4 million loss from this sale and recognized approximately $2.4 million as the impairment of real estate in 2018.

During the six months ended June 30, 2019, there was no further impairment recognized for any of the projects.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SED INTELLIGENT HOME INC.

August 14, 2019	By:	/s/ Fai H. Chan
Fai H. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

August 14, 2019	By:	/s/ Moe T. Chan
Moe T. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

August 14, 2019	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

August 14, 2019	By:	/s/ Alan W. L. Lui
Alan W. L. Lui, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)