Form 10-Q
period 2019-09-30
SeD Intelligent Home Inc.
filed 2019-11-12
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 12, 2019, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)	(As Restated)
Assets:
Real Estate
Construction in Progress	$9,350,220	$22,059,722
Land Held for Development	13,897,527	19,164,028
Real Estate Held For Sale	136,248	136,248
	23,383,995	41,359,998

Cash	1,844,176	715,754
Restricted Cash	7,049,223	3,929,410
Accounts Receivable	123,470	112,706
Related Party Receivable	78,662	-
Prepaid Expenses	3,927	46,443
Fixed Assets, Net	3,357	8,248
Deposits	23,603	23,603
Operating Lease Right-Of-Use (Asset)	105,339	-

Total Assets	$32,615,752	$46,196,162

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$291,012	$1,749,268
Accrued Interest - Related Parties	1,445,981	2,344,227
Tenant Security Deposits	1,225	1,225
Builder Deposits	2,538,756	3,878,842
Note Payable	-	13,899
Notes Payable - Related Parties	-	5,745,584
Operating Lease Liability	112,233	-
Total Liabilities	4,389,207	13,733,045

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at September 30, 2019 and December 31, 2018, respectively	704,043	704,043
Additional Paid In Capital	32,542,720	32,542,720
Accumulated Deficit	(7,537,162)	(3,670,974)
Total Stockholders' Equity	25,709,601	29,575,789
Non-controlling Interests	2,516,944	2,887,328
Total Stockholders' Equity	28,226,545	32,463,117
Total Liabilities and Stockholders' Equity	$32,615,752	$46,196,162

See accompanying notes to condensed consolidated financial statements.

  SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Rental	$-	$4,365	$8,730	$4,365
Property	4,938,018	7,786,281	21,500,468	14,005,303
	4,938,018	7,790,646	21,509,198	14,009,668
Operating Expenses
Cost of Sales	4,353,898	6,574,977	19,619,146	12,144,497
General and Administrative	213,413	243,498	700,158	738,200
Impairment of Real Estate	4,725,275	-	4,725,275	-
	9,292,586	6,818,475	25,044,579	12,882,697

Income (Loss) From Operations	(4,354,568)	972,171	(3,535,381)	1,126,971

Other Income
Interest Income	7,932	10,036	33,589	21,257
Other Income	1,500	118,218	5,470	199,531
	9,432	128,254	39,059	220,788

Net Income (Loss) Before Income Taxes	(4,345,136)	1,100,425	(3,496,322)	1,347,759

Provision for Income Taxes	-	-	-	-

Net (Loss) Income	(4,345,136)	1,100,425	(3,496,322)	1,347,759

Net Income Attributable to Non-controlling Interests	119,218	501,401	369,866	617,784

Net (Loss) Income Attributable to Common Stockholders	$(4,464,354)	$599,024	$(3,866,188)	$729,975

Net (Loss) Income Per Share - Basic and Diluted	$(0.01)	$0.00	$(0.00)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
Nine Months Ended on September 30, 2019
(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity
January 1, 2019	704,043,324	$704,043	$32,542,720	$(3,670,974)	$2,887,328	$32,463,117

Net Income				272,805	121,308	394,113

March 31, 2019	704,043,324	$704,043	32,542,720	(3,398,169)	3,008,636	32,857,230

Cash Dividend Distribution to Minority Interest					(740,250)	(740,250)

Net Income				325,361	129,340	454,701

June 30, 2019	704,043,324	$704,043	$32,542,720	$(3,072,808)	$2,397,726	$32,571,681

Net (Loss) Income				(4,464,354)	119,218	(4,345,136)

September 30, 2019	704,043,324	$704,043	$32,542,720	(7,537,162)	$2,516,944	$28,226,545

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For Nine-Month Period ended September 30, 2018
(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity

January 1, 2018	704,043,324	$704,043	32,739,017	(2,092,837)	2,255,091	33,605,314

Net Income				176,978	90,589	267,567

March 31, 2018	704,043,324	$704,043	32,739,017	(1,915,859)	2,345,680	33,872,881

Net (Loss) Income				(46,027)	25,794	(20,233)

June 30, 2018	704,043,324	$704,043	$32,739,017	$(1,961,886)	$2,371,474	$33,852,648

Acquisition of Minority Interest			(196,297)		136,297	(60,000)

Net Income				599,024	501,401	1,100,425

September 30, 2018	704,043,324	$704,043	$32,542,720	(1,362,862)	$3,009,172	$34,893,073

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)

	2019	2018

Cash Flows From Operating Activities
Net (Loss) Income	$(3,496,322)	$1,347,759
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	4,891	15,747
Impairment of Real Estate	4,725,275	-
Changes in Operating Assets and Liabilities
Real Estate	13,250,728	10,703,098
Right-Of-Use Operating	55,726	-
Accounts Receivable	(10,764)	507,141
Related Party Receivable	(78,662)	-
Prepaid Expense	34,745	27,754
Accounts Payable and Accrued Expenses	(1,436,610)	(137,533)
Accrued Interest - Related Parties	(898,246)	323,644
Operating Lease Liability	(62,707)	-
Tenant Security Deposits	-	(1,400)
Builder Deposits	(1,340,086)	(1,162,354)
Net Cash Provided By Operating Activities	10,747,968	11,623,856

Cash Flows From Investing Activities
Purchase of Fixed Assets	-	(3,000)
Net Cash Used In Investing Activities	-	(3,000)

Cash Flows From Financing Activities
Acquisition of Minority Interest	-	(60,000)
Repayments to Note Payable	(13,899)	(7,874,959)
Net Proceeds from Notes Payable - Related Parties	-	(2,313,294)
Repayment to Notes Payable - Related Parties	(5,745,584)	-
Cash Dividend Distribution to Minority Shareholder	(740,250)	-
Net Cash Used In Financing Activities	(6,499,733)	(10,248,253)

Net Increase (Decrease) in Cash and Restricted Cash	4,248,235	1,372,603
Cash and Restricted Cash - Beginning of Year	4,645,164	3,014,903
Cash and Restricted Cash - End of Period	$8,893,399	$4,387,506

Supplementary Cash Flow Information
Cash Paid For Interest	$3,822	$283,900

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Amortization of Debt Discount Capitalized	$381,823	$52,604

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2019 (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SeD Intelligent Home Inc. (the “Company”), formerly known as Homeownusa, was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company acquired SeD Home Inc. (“SeD Home”) by reverse merger. SeD Home, a Delaware corporation, was formed on February 24, 2015 and was named SeD Home USA, Inc. before changing its name in May of 2015. SeD Home is principally engaged in developing, selling, managing, and leasing residential properties in the United States, and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Home International, Inc. (“SeD Home International”), which is wholly owned by Singapore eDevelopment Limited (“SeD Ltd”), a multinational public company listed on the Singapore Exchange Securities Trading Limited (“SGXST”).

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest

SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%
SedHome Rental, Inc	Texas	December 19, 2018	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of September 30, 2019 and December 31, 2018, the aggregate non-controlling interest in SeD Home, Inc. was $2,516,944 and $2,887,328, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheet.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2018 filed on May 20, 2019. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at December 31, 2018 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. The Company's significant estimates are the valuation of real estate. Actual results could differ from those estimates.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended September 30, 2019 or December 31, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

Restricted Cash

As a condition to the loan agreement with the Union Bank (formerly known as Xenith Bank, f/k/a The Bank of Hampton Roads), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds were required to remain as collateral for the loan until the loan is paid off in full. As of December 31, 2018, the loan balance was $13,899. The loan was fully paid off in January 2019 and the collateral was released on April 19, 2019.

On April 17, 2019, SeD Maryland Development, LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”). Based on the agreement, SeD Maryland Development is required to maintain a minimum balance of $2,600,000 as a security collateral fund in the interest-bearing account maintained by the lender. As part of the agreement, NVR deposits funds to M&T Bank directly from lot sales and keeps any overpayment to apply to future borrowings. On September 30, 2019, the total restricted cash held by M&T Bank was $6,642,682.

On July 20, 2018, Black Oak LP received $4,592,079 of district reimbursement for previous construction costs incurred in land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak LP and will be released upon receipt of the evidence of: (a) the execution of a purchase agreement between Black Oak LP and a home builder with respect to the Black Oak development and (b) the completion, finishing and readying for home construction of at least 105 unfinished lots in the Black Oak development. The restricted cash balance on September 30, 2019 and December 31, 2018 was $406,541 and $1,203,256, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at September 30, 2019 and December 31, 2018.

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

The Company capitalized interest from related party borrowings of $79,662 and $323,644 for the nine months ended September 30, 2019 and 2018, respectively. The Company capitalized interest from the third-party borrowings of $3,822 and $242,412 for the nine months ended September 30, 2019 and 2018, respectively. The Company capitalized interest from related party borrowings of $0 and $97,081 for the three months ended September 30, 2019 and 2018, respectively. The Company capitalized interest from the third-party borrowings of $0 and $40,193 for the three months ended on September 30, 2019 and 2018, respectively.

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

When all of these criteria are met, the property is classified as “held for sale”. “Real estate held for sale” includes the El Tesoro project only.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value based impairment test to the net book value assets on an annual basis and on an interim basis, if certain events or circumstances indicate that an impairment loss may have occurred. Based on estimated discounted future cash flows, on September 30, 2019, the Company recorded an additional $4,725,275 of impairment on Black Oak net book value. No impairment was recorded on other projects.

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement for 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000. 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended. On January 18, 2019, the sale of 124 lots at the Company’s Black Oak project in Magnolia, Texas was completed. After allocating costs of revenue to this sale, we had approximately $2.4 million loss from this sale and recognized approximately $2.4 million as the impairment of real estate in 2018.

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

On February 25, 2016, the FASB released Accounting Standards Update No. 2016-02, Leases (Topic 842). From January 25, 2018 to July 30, 2018, the FASB also issued ASU 2018-01, 2018-10 and 2018-11 to clarify and specify some contents in ASU 2016-02. The new leasing standard presents dramatic changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. The standard had a material impact on the Company’s condensed consolidated balance sheets, but did not have an impact on its condensed consolidated statements of operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases. The Company adopted this standard on January 1, 2019 and the balance of operating lease right-of-use assets and operating lease liabilities as of January 1, 2019 was $161,065 and $174,940, respectively. As a lessor of one home on leasing, this standard does not have material impact on the Company. The balances of operating lease right-of-use assets and operating lease liabilities as of September 30, 2019 was $105,339 and $112,233, respectively. Adoption of the standard had no impact to net cash from or used in operating, investing, or financing activities in the Company’s condensed consolidated statement of cash flows.

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

Subsequent Events

The Company evaluated the events and transactions subsequent to September 30, 2019, the balance sheet date, through November 12, 2019, the date the condensed consolidated financial statements were available to be issued.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At September 30, 2019 and December 31, 2018, uninsured cash and restricted cash balances were $8,100,996 and $3,783,330, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2019	December 31, 2018
Computer Equipment	$41,597	$41,597
Furniture and Fixtures	24,393	24,393
	65,990	65,990
Accumulated Depreciation	(62,633)	(57,742)
Fixed Assets Net	$3,357	$8,248

Depreciation expense was $4,891 and $15,747 for the nine months ended September 30, 2019 and 2018, respectively.

4. BUILDER DEPOSITS

In November 2015, SeD Maryland Development, LLC (“SeD Maryland”) entered into lot purchase agreements with NVR, Inc. (“NVR”) relating to the sale of single-family home and townhome lots to NVR in the Ballenger Run Project. The purchase agreements were amended three times thereafter. Based on the agreements, NVR is entitled to purchase 479 lots for a price of approximately $64 million, which escalates 3% annually after June 1, 2018.

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 NVR gave SeD Maryland Development, LLC another deposit in the amount of $100,000 based on the 3rd Amendment to the Lot Purchase Agreement. On September 30, 2019 and December 31, 2018, there were $2,538,756 and $3,878,842 outstanding, respectively.

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

As of September 30, 2019 and December 31, 2018, the principal balance was $0 and $13,899, respectively. As part of the transaction, the Company incurred loan origination fees and closing fees, totaling $480,947, which were recorded as debt discount and were amortized over the life of the loan based on the effective interest method. The unamortized debt discount was $0 on both September 30, 2019 and December 31, 2018.

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by a $2.6 million collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland.

As of September 30, 2019, the principal loan balance was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process.

6. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited, a subsidiary of SeD Ltd, to fund development and operation costs. The Company is 99.99% owned by SeD Home International, which is wholly owned by SeD Ltd. The advances bear interest of 10% and are payable on demand. As of September 30, 2019 and December 31, 2018, SeD Home had outstanding principal due of $0 and $1,116,406 and accrued interest of $228,557 and $193,382, respectively.

Loan from SeD Home International

The Company receives advances from SeD Home International, the owner of 99.99% of the Company. The advances bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. At September 30, 2019 and December 31, 2018, there were $0 and $4,629,178 of principal and $1,217,424 and $2,150,845 of accrued interest outstanding, respectively. Both accrued outstanding interests include the remaining amount of $1,723,122 after interest was forgiven on August 30, 2017 as discussed in previous paragraph.

During 2017, prior to the Reverse Merger, SeD Intelligent Home Inc. borrowed $30,000 from SeD Home International Inc. The borrowings did not bear any interest. In November 2017, the debt was forgiven by SeD Home International Inc. and was recognized into additional paid in capital.

Management Fees

Black Oak LP was obligated under the Limited Partnership Agreement (as amended) to pay a $6,500 per month management fee to Arete Real Estate and Development Company (Arete), a related party through common ownership and $2,000 per month to American Real Estate Investments LLC (AREI), a related party through common ownership. Arete was also entitled to a developer fee of 3% of all development costs excluding certain costs. The fees were to be accrued until $1,000,000 is received in revenue and/or builder deposits relating to the Black Oak Project.

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

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. From January 2019, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $180,000 and $135,000 for the nine months ended September 30, 2019 and 2018, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On September 30, 2019 and December 31, 2018, the Company owed this related party $0 and $60,000, respectively.

Advance to HF Enterprises Inc.

The Company pays some operating expenses for HF Enterprise Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On September 30, 2019 and December 31, 2018, the balance of these advances was $78,662 and $0, respectively.

Purchase of Minority Interest of Black Oak LP

On July 23, 2018, SeD Development USA, LLC, a wholly owned subsidiary of the Company, entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak LP for total of $60,000. Regarding the potential future reimbursement proceeds, if and when Black Oak LP should receive at least $15 million in net reimbursement receivable proceeds from HC17 and/or Aqua Texas, Inc. (net of any expenses Harris County Improvement District 17 and/or Aqua Texas, Inc. may deduct), Black Oak LP shall pay Fogarty Family Trust II, one of two previous partners of Black Oak LP, an amount equal to 10% of the net reimbursement receivable proceeds received from HC17 and/or Aqua Texas, Inc. that exceeds $15 million; provided however, this obligation shall only apply to reimbursement revenue received on or before December 31, 2025. Prior to the Partnership Interest Purchase Agreements, the Company owned and controlled Black Oak LP through its 68.5% limited partnership interest and its ownership of the General Partner, 150 Black Oak GP, Inc, a 0.5% owner in Black Oak LP. As a result of the purchase, the Company, through its subsidiaries, now owns 100% of Black Oak LP.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs legal consulting services for the Company. The Company incurred expenses of $45,634 and $88,030 for the nine months ended September 30, 2019 and 2018, respectively. On September 30, 2019 and December 31, 2018, the Company owed this related party $0 and $8,000, respectively.

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

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office spaces in Texas and Maryland. Both leases expire in 2020 and have monthly rental payments ranging between $2,409 and $8,205. Rent expenses were $85,278 and $89,595 for the nine months ended September 30, 2019 and 2018, respectively. The Company’s leases are accounted for as operating leases. Operating lease right-of-use assets and operating lease liability is included on the face of the condensed consolidated balance sheet. The Company elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. The Company has no leases that have not yet commenced as of September 30, 2019.

The balance of the operating lease right-of-use asset and operating lease liability as of September 30, 2019 was $105,339 and $112,233, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Nine Months Ended September 30, 2019

Weighted Average Remaining Operating Lease Term (in years)	1.17

Weighted Average Operating Lease Discount Rate	6.1%

The below table summarizes future payments due under these leases as of September 30, 2019.

For the Years Ended December 31:

2019 (remainder)	$31,362
2020	106,918
Total	$138,280

Lot Sale Agreements

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9-acre lot would be $2,900,000.00 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland was obliged to convert the 5.9-acre CCRC parcel to 36 lots (these will be 28 feet wide villa lots) and sell such lots to NVR. SeD Maryland received the required zoning approval to change the number of such lots from 85 to 121 in July 2019.

9. SUBSEQUENT EVENTS

On October 7, 2019 SeD Maryland Development LLC Board approved the fourth payment distribution plans to members and paid $82,250 in distributions to the non-controlling shareholder.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018:

	Three- Months Ended		Nine-months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue	$4,938,018	$7,790,646	$21,509,198	$14,009,668
Cost of Sales	$4,353,898	$6,574,977	$19,619,146	$12,144,497
General and Administrative	$213,413	$243,498	$700,158	$738,200
Impairment of Real Estate	$4,725,275	$-	$4,725,275	$-
Net (Loss) Income	$(4,345,136)	$1,100,425	$(3,496,322)	$1,347,759

Revenue

Revenue was $4,938,018 for the three months ended September 30, 2019 as compared to $7,790,646 for the three months ended September 30, 2018. Revenue was $21,509,198 for the nine months ended September 30, 2019 as compared to $14,009,668 for the nine months ended September 30, 2018. This increase in revenue is attributable to the Company having an increase in property sales from the Ballenger Project and first sale of a section of Black Oak Project. Pursuant to a lot purchase agreement dated July 3, 2018, 150 CCM Black Oak Ltd sold 124 lots located in the Company’s Black Oak project to Houston LD, LLC for a total purchase price of $6,175,000.

We anticipate a higher revenue from sales in 2019 comparing with 2018. Builders are required to purchase minimum numbers of lots based on sales agreements we entered into with them. We recognized revenue from the sale of lots to builders. We do not build any houses ourselves at the present time.

Rental income decreased from $4,365 in the three months ended September 30, 2018, to $0 in the three months ended September 30, 2019. Rental income increased from $4,365 in the nine months ended September 30, 2018 to $8,730 in the nine months ended September 30, 2019. The increase is due to the rent income from one home remaining in the El Tesoro project. Rent agreement expired on June 30, 2019 and was not renewed.

Operating Expenses

Operating Expenses increased to $9,292,586 for the three months ended September 30, 2019 from $6,818,475 for the three months ended September 30, 2018. This increase is caused by impairment recorded on Black Oak Project’s net book value in the amount of $4,725,275. Costs of sales decreased from $6,574,977 in the three months ended September 30, 2018 to $4,353,898 in the three months ended September 30, 2019 due to decreased sales. Operating expenses increased to $25,044,579 in the nine months ended September 30, 2019 from $12,882,697 in the nine months ended September 30, 2018. This increase was caused by increased costs relating to increased sales and the impairment recorded. The general and administrative expenses decreased from $738,200 in the nine months ended September 30, 2018 to $700,158 in the nine months ended September 30, 2019.

The gross margin increased from $1,865,171 to $1,890,052 in the nine months ended September 30, 2018 and 2019, respectively. Our Ballenger project gross margin increased from $2,422,969 to $2,684,372 in the nine months ended September 30, 2018 and 2019, respectively, due to the increase in the sales. Black Oak project sale in January 2019 broke even after we recognized $2,404,547 impairment of real estate in 2018 for this sale. We booked additional $4,725,275 impairment of real estate in Black Oak project on September 30, 2019.

Net Income

In the three months ended September 30, 2019, the Company had net loss of $4,345,136 compared to net income of $1,100,425 in the three months ended September 30, 2018. In the nine months ended September 30, 2019, the Company had net loss of $3,496,322 compared to a net income of $1,347,759 in the nine months ended September 30, 2018. The loss was caused by the impairment of $4,725,275 recorded on Black Oak Project’s net book value.

Liquidity and Capital Resources

Our real estate assets have decreased to $23,383,995 as of September 30, 2019 from $41,359,998 as of December 31, 2018. This decrease is a result of the sale of lots during the nine months ended September 30, 2019, as well as impairment recorded on Black Oak project.

Our liabilities declined from $13,733,045 at December 31, 2018 to $4,389,207 at September 30, 2019. Our total assets have decreased to $32,615,752 as of September 30, 2019 from $46,196,162 as of December 31, 2018 due to the decrease of the real estate assets and land value impairment recorded.

As of September 30, 2019, we had cash of $1,844,176 compared to $715,754 as of December 31, 2018. Our Ballenger Revolver loan from Union Bank has been fully paid off. Our loan from M&T Bank is also $0 and the credit limit is $8 million as of September 30, 2019. On December 31, 2018, the revolver loan balance with Union Bank was $13,899 and credit limit was $11 million.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 are as follows:

	2019	2018

Net Cash Provided by Operating Activities	$10,747,968	$11,623,856
Net Cash Used in Investing Activities	$-	$(3,000)
Net Cash Used in Financing Activities	$(6,499,733)	$(10,248,253)
Net Increase (Decrease) in Cash and Restricted Cash	$4,248,235	$1,372,603
Cash and Restricted Cash at beginning of the year	$4,645,164	$3,014,903
Cash and Restricted Cash at end of the period	$8,893,399	$4,387,506

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development and property purchased for resale. In the nine months ended September 30, 2019, cash provided by operating activities was $10.7 million compared to cash of $11.6 million provided in the nine months end September 30, 2018. The sales of the Ballenger and Black Oak lots in the nine months of 2019 are the main reason of the cash provided in the operating activities. With the completion of the part of phase one of Black Oak project, development speed was adjusted. The Company’s development funding conditions and development costs went down as well. The Ballenger project's development spending also went down in the nine months of 2019 compared with the same period in 2018 because of the different development stages.

Cash Flows from Investing Activities

Cash flows used in investing activities in nine months ended September 30, 2018 primarily include purchases of office fixture and computer equipment.

Cash Flows from Financing Activities

In the nine months ended September 30, 2019, the Company fully repaid the Union Bank loan in the amount of $13,899 and approximately $5.7 million to a related party loan. In the same period the Company also borrowed and fully repaid approximately $2.23 million of the M&T revolver loan. In the nine months ended September 30, 2018, the Company repaid approximately $7.9 million to the Union Bank loan and at same time borrowed approximately $4.8 million from the Union Bank loan for land development.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work is more likely to be performed at certain times of year. This may impact the expenses of SeD Home from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2018 filed on May 20, 2019. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at December 31,2018 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2019.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. The Company’s significant estimates are the valuation of real estate. Actual results could differ from those estimates.

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

The Company capitalized interest from related party borrowings of $79,662 and $323,644 for the nine months ended September 30, 2019 and 2018, respectively. The Company capitalized interest from the third-party borrowings of $3,822 and $242,412 for the nine months ended September 30, 2019 and 2018, respectively.

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

When all of these criteria are met, the property is classified as “held for sale”. “Real estate held for sale” includes the El Tesoro project only.

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

On September 30, 2019, the Company recorded an additional $4,725,275 of impairment on Black Oak net book value. No impairment was recorded on other projects.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report:

10.16	Development Loan Agreement, dated as of April 17, 2019, by and between SeD Maryland Development, LLC and Manufacturers and Traders Trust Company.

31.1a	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1b	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2a	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2b	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officers and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTELLIGENT HOME INC.

November 12, 2019	By:	/s/ Fai H. Chan
Fai H. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

November 12, 2019	By:	/s/ Moe T. Chan
Moe T. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

November 12, 2019	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 12, 2019	By:	/s/ Alan W. L. Lui
Alan W. L. Lui, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)