Form 10-K
period 2019-12-31
SeD Intelligent Home Inc.
filed 2020-03-30
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2020, there were 704,043,324 shares outstanding of the registrant’s common stock, $0.001 par value.

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
For the Year Ended December 31, 2019

PART I

Item 1. Business.

General

SeD Intelligent Home Inc., formerly known as Homeownusa, was incorporated in the State of Nevada on December 10, 2009. Our address is 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814. Our telephone number is 301-971-3940.

On December 31, 2013, the Company’s sole director and officer and nine other shareholders sold their interest in the Company to CloudBiz International Pte, Ltd (“CloudBiz”), a Singapore corporation. The total number of shares purchased was 15,730 which represented a 69% interest in the Company’s issued and outstanding common stock (the “Transaction”). Along with the Transaction, the sole director and officer resigned and Mr. Conn Flanigan was appointed as the Company’s Chief Executive Officer and sole director. On July 7, 2014 CloudBiz invested $37,000 in the Company. For such investment, CloudBiz received an additional 74 million shares of the Company’s common stock. In October 2014, the Company issued 20,534 shares to 30 new investors for total proceeds of $2,053. On December 22, 2016 Cloudbiz International Pte. Ltd transferred 74,015,730 common shares to Singapore eDevelopment. Singapore eDevelopment subsequently contributed its ownership in the Company to its subsidiary SeD Home International, Inc. (which also owned SeD Home & REITs Inc. until December 29, 2017, at which time SeD Home International, Inc. contributed its shares of SeD Home & REITs Inc. to the Company). The majority of the Company’s common stock continues to be owned by SeD Home International, Inc. On January 10, 2017, our board of directors appointed Fai H. Chan as Director. On March 10, 2017, Mr. Rongguo (Ronald) Wei, CPA, was appointed as Chief Financial Officer of the Company.

On March 10, 2017, our board of directors approved and ratified a change in the Company's fiscal year end from January 31 to December 31, effective immediately as of the date of the board approval. On September 5, 2017, the Company changed its name to SeD Intelligent Home Inc., and increased its number of authorized shares to 1,000,000,000 (the par value per share remained $.001).

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), SeD Home & REITs Inc. (Formerly known as SeD Home, Inc., and referred to herein as “SeD Home & REITs”), a Delaware corporation, and SeD Home International, Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into SeD Home & REITs, with SeD Home & REITs surviving as a wholly-owned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017 (the “Closing Date”). Effective as of the Closing, the Company ceased to be a “shell company” as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. The Company’s business operations became those operations that SeD Home & REITs is currently conducting, and may conduct in the future.

In connection with the acquisition of SeD Home & REITs, the Company appointed new officers and directors. Fai H. Chan and Moe T. Chan serve as co-Chief Executive Officers; Rongguo (Ronald) Wei and Alan W. L. Lui serve as Co-Chief Financial Officers, and our Board of Directors includes Fai H. Chan, Moe T. Chan, Conn Flanigan and Charles MacKenzie.

With the completion of the Company’s acquisition of SeD Home & REITs, we entered into the business of land development. While the Company will own real estate, the Company does not intend to be a REIT for federal tax purposes.

SeD Home & REITs was incorporated in Delaware on February 24, 2015, and was named SeD Home USA, Inc. before changing its name in May of 2015 to SeD Home, Inc. On February 6, 2020, this name was changed to SeD Home & REITs Inc. Prior to the Closing, SeD Home & REITs was entirely owned and controlled by Singapore eDevelopment and certain of its subsidiaries since its incorporation. Since SeD Home and REITs' incorporation, the management and funding of SeD Home and REITs has been directed by Singapore eDevelopment’s management, including Singapore eDevelopment’s Chief Executive Officer and controlling shareholder, Fai H. Chan. The officers and directors of SeD Home & REITs are the same six individuals who are the officers and directors of the Company (listed above). SeD Home & REITs’ Black Oak project is a 162-acre land sub-division development located north of Houston, Texas. SeD Home & REITs’ Ballenger Run project is a 197-acre sub-division development near Washington D.C. in Frederick County, Maryland. SeD Home & REITs conducts its operations through twelve wholly and partially owned subsidiaries. SeD Home & REITs’ affiliates provide project and asset management via separate agreements with consultants.

The land development business involves converting undeveloped land into buildable lots. When possible, in future projects we will attempt to mitigate risk by attempting to enter into contracts with strategic home building partners for the sale of lots to be developed. In such circumstances, it is our intention that (i) we will conduct a feasibility study on a particular land development; (ii) both SeD Home & REITs and the strategic home building partners will work together in connection with acquisition of the appropriate land; (iii) strategic home building partners will typically agree to enter into agreements to purchase up to 100% of the buildable lots to be developed; (iv) SeD Home & REITs and the strategic home building partners will enter into appropriate agreements; and (v) SeD Home & REITs will proceed to acquire the land for development and will be responsible for the infrastructure development, ensuring the completion of the project and delivery of buildable lots to the strategic home building partner.

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

The Company, utilizing the extensive business network of its management and majority shareholder, may from time to time attempt to forge joint ventures with other parties. Through its subsidiaries, SeD Home & REITs may manage such joint ventures.

In addition to the completion of our current projects, we intend to seek additional land development projects in diverse regions across the United States. Such projects may be within both the for-sale and for-rent markets, and we may expand from residential properties to other property types, including but not limited to commercial and retail properties. We will consider projects in diverse regions across the United States, however, SeD Home & REITs and its management and consultants have longstanding relationships with local owners, brokers, managers, lenders, tenants, attorneys and accountants to help it source deals throughout Maryland and Texas. SeD Home & REITs will continue to focus on off-market deals and raise appropriate financing.

SeD Home & REITs, via a subsidiary, is presently exploring opportunities to expand its current portfolio by developing communities solely designed for renters. SeD Home & REITs is exploring the potential to pursue this new endeavor in part to improve cash flow and smooth out the inconsistencies of income in residential land development. SeD Home & REITs will continue to attempt to mitigate risk and maximize returns.

Entering into the business of building homes with the intention of owning and renting those homes would provide an opportunity for SeD Home & REITs to create value by (i) acquiring properties for horizontal and vertical development; (ii) providing fee generation via property management and leasing; and (iii) capturing rent escalations over long term periods. SeD Home & REITs and its affiliates would provide property management for customers seeking to offload home maintenance and lawn care.

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

We also intend to enlarge the scope of property-related services. Additional planned activities, which we intend to be carried out through SeD Home & REITs, include financing, home management, realtor services, insurance and home title validation. We may particularly provide these services in connection with homes we build. These activities are also in the planning stages.

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

As of December 31, 2019, we had total assets of $30,785,232 and total liabilities of $4,065,484. Total assets as of December 31, 2018 were $46,196,162 (as restated) and total liabilities were $13,733,045.

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

Corporate Organization

The following chart describes the Company’s ownership of various subsidiaries:

Black Oak

Our Black Oak project is a 162-acre land infrastructure development and sub-division project situated in Magnolia, Texas north of Houston. 150 Black Oak, Ltd. was a partnership formed by our former partner prior to our investment in this project. Black Oak had contracts to purchase seven contiguous parcels of land. Our initial equity investment was US$4.3 million for ownership of 60% of the partnership. Upon this initial investment in February 2014, we changed the name of the partnership to 150 CCM Black Oak, Ltd (“Black Oak”) and subsequently increased our ownership to 69%. On July 23, 2018, SeD Development USA, LLC, a wholly owned subsidiary of the Company, entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak. Prior to the Partnership Interest Purchase Agreements, the Company owned and controlled Black Oak through its 68.5% limited partnership interest and its ownership of the General Partner, 150 Black Oak GP, Inc, a 0.5% owner in Black Oak. As a result of the purchase, the Company, through its subsidiaries, now owns 100% of Black Oak. 150 Black Oak GP, Inc., is wholly owned by SeD USA, LLC, which in turn is wholly owned by SeD Home & REITs. The limited partnership interests are owned by SeD Development USA, Inc., which is wholly owned by SeD Home & REITs. 150 Black Oak GP, Inc. was previously jointly owned with a partner, but is now entirely owned by SeD USA, LLC.

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

The site plan at Black Oak allows for approximately 550-600 residential lots of varying sizes. We anticipate that our involvement in land development aspects of this project will take approximately three to five additional years to complete. Since February of 2015, we have completed several important tasks related to the project, including clearing certain portions of the property, paving certain roads within the project and complying with the local improvement district to ensure reimbursement of these costs.

The estimated construction costs (not including the cost of land and financing costs) and completion date for each phase are as follows:

Black Oak	Estimated Construction Costs	Expected Completion Date
Phase 1	$7,080,000	Completed
Phase 2	330,671	November 2020
Phase 3	422,331	March 2021
Phase 4	142,788	March 2022
Phase 5	3,293,000	January 2021
Total	$11,268,790

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

On July 20, 2018, Black Oak LP received $4,592,079 of district reimbursement for previous construction costs incurred in the land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak LP and will be released upon receipt of the evidence of the: (a) execution of a purchase agreement between Black Oak LP and a home builder with respect to the Black Oak development and (b) of the completion, finishing and making ready for home construction of at least 105 unfinished lots in the Black Oak development. After entering the purchase agreement with Houston LD, LLC, the above requirements were met. The amount of the deposit will be released to the Company by presenting the invoices paid for land development. After releasing funds to the Company, the amount on deposit was $90,394 and $1,203,256 on December 31, 2019 and December 31, 2018, respectively.

On September 30, 2019, the Company recorded approximately $4.7 million of impairment on the Black Oak project based on discounted estimated future cash flows.

On December 31, 2019, the Company recorded approximately $1.2 million of additional impairment on the Black Oak project based on discounted estimated future cash flows.

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

SeD Maryland entered into a Project Development and Management Agreement for Ballenger Run with MacKenzie Development Company, LLC and Cavalier Development Group, LLC on February 25, 2015. MacKenzie Development Company, LLC assigned its rights and obligations to this agreement to Adams Aumiller Properties, LLC on September 9, 2017. Pursuant to this Project Development and Management Agreement, Adams Aumiller, LLC and Cavalier Development Group, LLC coordinate and manage the construction, financing, and development of Ballenger Run. SeD Maryland compensates Adams Aumiller LLC and Cavalier Development Group, LLC with a monthly aggregate fee of $14,667 until all single family and townhome lots are sold. The monthly aggregate fee will then adjust to $11,000 which will continue for approximately eight months to allow all close out items to be finished including the release of guarantees and securities as required by government authorities. The Project Development and Management Agreement for Ballenger Run also requires SeD Maryland to pay a fee of $1,200 and $500 for each single-family and townhome, respectively, sold to a third party. SeD Maryland also paid a fee of $50,000 after the sale of the parcel underlying the multi-family lots in August 2018.

This property was initially zoned for 443 entitled Residential Lots, 210 entitled Multifamily Units and 200 entitled continuing care retirement community units approved for twenty (20) years from the date of a Developers Rights & Responsibilities Agreement dated October 8, 2014, as amended on September 6, 2016. In July 2019 we received required government approval to revise the zoning of this property to include 479 entitled residential lots and 210 entitled multi-family units, with no entitled continuing care retirement community units. We anticipate that the completion of our involvement in this project will take approximately three years from the date of this Annual Report.

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

The estimated construction costs (not include land cost and financing costs) and completion date for each phase are as follows:

Ballenger Run	Estimated Construction Costs	Expected Completion Date
Phase 1	$13,786,000	Completed
Phase 2	10,210,000	Completed
Phase 3	10,170,000	December 2020
Phase 4	3,460,000	July 2021
Phase 5	1,690,000	December 2021
Total	$39,316,000

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

This loan is to fund the development of the first 276 lots, the multi-family parcel and senior living parcel, the amenities associated with these phases, and certain road improvements. The Union Bank Revolving Loan was repaid in January 2019.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) which is comprised of: (1) a Note in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000, and (2) a letter of credit facility in an aggregate amount of up to $900,000 (the “L/C Facility”). The Note bears an interest rate of the one month LIBOR plus 375 basis points. Commissions on each letter of credit (“L/C”) will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The Note is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Development Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to M&T Bank on the property owned by SeD Maryland. As of December 31, 2019, the outstanding balance of the revolving loan was $0.

On April 17, 2019, SeD Maryland Development LLC and Union Bank terminated the Revolving Credit Note. After termination, Union Bank still held $602,150 as collateral for these outstanding Letters of Credit (L/C). The L/C collateral was released in June 2019, when all L/Cs were transferred to the M&T Bank L/C Facility.

Expenses from Ballenger Run include, but are not limited to costs associated with land prices, closing costs, hard development costs, cost in lieu of construction, soft development costs and interest costs. We presently estimate these costs to be between $55 and $56 million. We may also encounter expenses which we have not anticipated, or which are higher than presently anticipated.

This project will have five phases. The first two phases have been completed and we are currently in the third and fourth phase for completion of this project.

The following chart describes the various phases of this project (the chart does not reflect our current attempt to revise the zoning at this project to reflect the addition of 36 villa lots to replace the 200 continuing care retirement community units originally planned):

Phase 1 construction of all infrastructure was completed in 2017. The initial model lot sales with NVR began in May 2017 and all lot sales of varying types as outlined in the chart set forth above are continuing through the first quarter of 2018. In the fourth quarter of 2017 all improvement plans and cost estimates were approved for Phases 2A, 2B, 2C and 2D. Phase 2B is the next phase of lot takedowns for NVR. Phase 2B plat recordation and final construction began in March of 2018. Lot sales to NVR also began in March of 2018. Phases 2A and 2C plat recordation and construction began in June of 2018. Phase 2D construction began in September 2018.

Sale of Residential Lots

The 479 Residential Lots were contracted for sale under a Lot Purchase Agreement to NVR, a company based in the US and listed on the New York Stock Exchange. NVR is a home builder which is engaged in the construction and sale of single-family detached homes, townhouses and condominium buildings. It also operates a mortgage banking and title services business. Under the Lot Purchase Agreements, NVR provided SeD Home & REITs with an upfront deposit of $5.6 million and has agreed to purchase the lots at a range of prices. The lot types and quantities to be sold to NVR under the Lot Purchase Agreements include the following:

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

The sale of 13 model lots to NVR began in May of 2017. 123 lots were sold in the year ended December 31, 2019, compared to 102 lots sold in the year ended December 31, 2018. NVR has started marketing houses and has commenced sales.

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

Wetland Impact Permit

The Ballenger Run project required a joint wetland impact permit, which requires the review of several state and federal agencies, including the U.S. Army Corps of Engineers and Maryland Department of the Environment. The permit is primarily required for Phase 3 of construction but it also affects a pedestrian trail at the Ballenger Run project and the multi-family sewer connection. The U.S. Army Corps of Engineers allowed us to proceed with construction on Phase 1 but required archeological testing. In November 2018, the archeological testing was completed with no further recommendations on Phase 1 of the project. Required architectural studies on the final phase of development will likely result in the loss of only one lot, however, we cannot be certain of future reviews and their impact on the project. The U.S. Army Corps of Engineers and Maryland Department of the Environment permits were issued in June 2019. A modification to the permit for a temporary stream crossing was also issued in October 2019 allowing for the commencement of construction on Phase 3.

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

Under the Home Incubation Project, we purchased 27 homes, mostly located in Texas. We sold 24 of the homes by the end of 2016, an additional two in 2017 and the last one in December of 2019.

Competition

There are a number of companies engaged in the development of land. Should we expand our operations into the business of constructing homes ourselves, we will face increased competition, including competition from large, established and well-financed companies, some of which may have considerable ties and experience in the geographical areas in which we seek to operate. Similarly, as we consider other opportunities, we may wish to pursue in addition to our current land development business, we anticipate that we will face experienced competitors.

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

Risks Related to Our Company

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated, could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Co-Chief Executive Officers and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2019, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2019, we had a material weakness that relates to the relatively small number of staff who have bookkeeping and accounting. This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremediated by the company as of December 31, 2019, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

The Company owns the Ballenger Run Project with another LLC member. This entity is controlled, however, by the Company not only through the Company’s majority voting interest in such project, but also through the control of the entity responsible for such project’s day-to-day operations. The project will be dependent upon SeD Development Management LLC, a subsidiary of SeD Home & REITs, for the services required for its operations. The Company’s control of both the voting control of this project as well as the control of the entity responsible for the day to day interests of the project could create conflicts of interest between our Company and our partner in the project. SeD Maryland, the owner of the project, has no employees, and this project will be dependent upon SeD Development Management LLC and its affiliates for the services required for its operations.

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

The coronavirus or other adverse public health developments could have a material and adverse effect on our business operations, financial condition and results of operations.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. The coronavirus, or other adverse public health developments, could have a material and adverse effect on our business operations. The coronavirus’ far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. In addition, the coronavirus could directly impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner. The coronavirus may adversely impact the timeliness of local government in granting required approvals.  Accordingly, the coronavirus may cause the completion of important stages in our projects to be delayed.  The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

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

We have been highly dependent on sales of residential lots to NVR. Pursuant to agreements between NVR and SeD Maryland Development, LLC, NVR will be the sole purchaser of 479 residential lots at our Ballenger project (subject to an increase in zoning approvals for the number of residential lots from 443 to 479). During 2018 and 2019, we received $12.0 million and $15.9 million in revenue from lot sales to NVR, respectively. Therefore, at the present time, a significant portion of our business depends largely on NVR’s continued relationship with us. A decision by NVR to discontinue or limit its relationship with us could have a material adverse impact on the Company.

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

Ballenger Run

Ballenger Run is a residential land development project located in Frederick County in Frederick, Maryland. This property is located approximately 40 miles from Washington, DC, 50 miles from Baltimore and is located less than four miles from I-70 and I-270. Ballenger Run is situated on approximately 197 acres of land and entitled for 689 residential units consisting of 479 residential Lots and 210 multi-family units. SeD Maryland Development, LLC is the primary developer responsible for all infrastructure development.

Development of Properties

At the present time, the Company is considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Black Oak property.

Office Space

At the present time, the Company is renting offices in Houston, Texas and Bethesda, Maryland through SeD Home & REITs. At the present time, our office space is sufficient for our operations as presently conducted, however, as we expand into new projects and into new areas of operations, we anticipate that we will require additional office space.

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

Holders

As of March 30, 2020, the Company had 53 shareholders.

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

Recent sales of unregistered securities; use of proceeds from registered securities

On December 29, 2017, we issued 630,000,000 shares of our Common Stock to SeD Home International, Inc., the sole shareholder of SeD Home & REITs, in exchange for all 500,000,000 of the issued and outstanding shares of SeD Home & REITs. Such securities were not registered under the Securities Act of 1933 and were issued pursuant to the exemption under Section 4(2) of the Securities Act.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2019.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	Year Ended
	December 31, 2019	December 31, 2018
		(As Restated)
Revenue	$22,855,445	$17,675,034
Cost of Sales	$20,364,293	$15,641,324
General and Administrative	$861,645	$748,480
Impairment of Real Estate	$5,920,599	$2,404,547
Net Loss	$(4,674,119)	$(1,082,197)

Revenue

Revenue was $22,855,445 for the period ended December 31, 2019 as compared to $17,675,034 for the period ended December 31, 2018. This increase in revenue is primarily attributable to the Company having an increase in property sales from the Ballenger project and first sale of a section of Black Oak Project. Pursuant to a lot purchase agreement dated July 3, 2018, 150 CCM Black Oak Ltd sold 124 lots located in the Company’s Black Oak to Houston LD, LLC for a total purchase price of $6,175,000. As for our Ballenger Project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits, assessed on Ballenger Run project lots, increased from $413,613 in the year ended December 31, 2018 to $548,457 in year ended December 31, 2019. The increase is a result of the increased sale of properties in 2019.

Operating Expenses

Cost of sales increased from $15,641,324 in the period ended December 31, 2018 to $20,364,293 in the period ended December 31, 2019. The Company had a gross margin of 10.9% in 2019 compared to 11.5% in 2018, because the sale of Black Oak section one has zero gross margin, which lowers the Company’s gross margin.

The general and administrative expenses increased from $748,480 for the period ended December 31, 2018 to $861,645 for the period ended December 31, 2019 due to an increase in professional fees.

We recorded approximately $5.9 million impairment of real estate for Black Oak project in 2019 based on discounted estimated future cash flows. In 2018 we recorded approximately $2.4 million impairment of real estate, after we determined that our Black Oak 124 lots sale to Houston LD, LLC had a loss of approximately $2.4 million.

Net Loss

After a net loss of $1,082,197 for the period ended December 31, 2018, we had a net loss of $4,674,119 for the period ended on December 31, 2019, a mixed result from our increased property sales from our Ballenger project and impairment of Black Oak sale to Houston LD LLC.

Liquidity and Capital Resources

Our real estate assets have decreased to $24,858,569 as of December 31, 2019 from $41,359,998 (as restated) as of December 31, 2018. This decrease primarily reflects a higher increase in the cost of sales than in the capitalized costs related to the construction in progress. The $5.9 million impairment of real estate booked for the Black Oak also contributed to the decrease. Our liabilities declined from $13,733,045 at December 31, 2018 to $4,065,484 at December 31, 2019. Our total assets have decreased to $30,785,232 as of December 31, 2019 from $46,196,162 (as restated) as of December 31, 2018.

As of December 31, 2019, we had cash in the amount of $1,083,329, compared to $715,754 as of December 31, 2018. Our Ballenger Run revolver loan balance from M&T Bank was $0 at December 31, 2019, compared to Union Bank revolver loan balance of $13,899 at December 31, 2018. The loan from Union Bank was repaid in January of 2019.

Currently the Black Oak project does not have any financing from third parties. On July 20, 2018, Black Oak was reimbursed $4,592,079 from the Harris County Improvement District 17 (“HC17”) for previous expenses incurred by Black Oak in the development and installation of infrastructure within the Black Oak project. The future development timeline of Black Oak is based on multiple limiting conditions, including the amount of funds which may be raised from capital markets, the loans from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018

Net Cash Provided by Operating Activities	$7,586,441	$12,209,666
Net Cash Used in Investing Activities	$-	$(3,000)
Net Cash Used in financing activities	$(6,828,733)	$(10,576,405)
Net Increase in Cash	$757,708	$1,630,261
Cash and restricted cash at beginning of the year	$4,645,164	$3,014,903
Cash and restricted cash at end of the year	$5,402,872	$4,645,164

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets which we plan to sell, such as land purchased for development and resale, and costs related to construction, which are capitalized in the book. In 2019, cash provided by operating activities was $7,586,441 compared with 2018, in which the cash provided was $12,209,666. With the completion of Phase One of our Black Oak project, development speed was adjusted. The Company’s development funding conditions and development costs decreased as well.

Cash Flows from Investing Activities

Cash flows used in investing activities in 2018 include purchases of office fixture and computer equipment.

Cash Flows from Financing Activities

In 2018 SeD Maryland Development paid down the Union Bank loan by $8.3 million and Black Oak also paid back approximately $2.2 million of related party borrowings. In 2019 the Company paid back approximately $5.7 million of related party borrowings. Additionally, SeD Maryland Development distributed approximately $1.1 million in cash to the minority shareholder.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to be performed at certain times of year. This may impact the expenses of SeD Home & REITs from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Estimates

We have established various accounting policies under US GAAP. Some of these policies involve judgments, assumptions and estimates by management. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an ongoing basis. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment. Accordingly, actual results could differ from these estimates. The accounting policies that we deem most critical are as follows:

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which was approximately all the revenue of the Company in 2019 and 2018, is as follows:

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

●
Determine the transaction price.

The transaction price is specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

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

See the following chart for details of the capitalized construction costs of Ballenger and Black Oak projects as of December 31, 2019 and 2018:

	As of December 31, 2019
	Ballenger Run	Black Oak	Total
	($)	($)	($)
Hard Construction Costs	18,857,552	3,366,525	22,224,077
Engineering	2,890,373	1,804,034	4,694,407
Consultation	330,387	105,267	435,654
Project Management	3,042,600	800,505	3,843,106
Legal	327,011	234,106	561,117
Taxes	1,092,247	556,194	1,648,441
Other Services	488,717	29,398	518,114
Impairment of Real Estate	-	(5,920,599)	(5,920,599)
Construction - Sold Lots	(21,713,668)	(1,364,805)	(23,078,473)
Total	$5,315,220	$(389,375)	$4,925,845

Capitalized Finance Costs			$6,159,624

Contruction in Progress			$11,085,469

	As of December 31, 2018
	Ballenger Run	Black Oak	Total
	($)	($)	($)
Hard Construction Costs	14,842,910	1,216,069	16,058,979
Engineering	2,173,718	1,505,118	3,678,836
Consultation	328,663	134,687	463,350
Project Management	2,352,754	800,506	3,153,260
Legal	275,311	205,199	480,510
Taxes	708,386	838,382	1,546,768
Other Services	413,794	55,811	469,605
Impairment of Real Estate	-	(2,404,547)	(2,404,547)
Construction - Sold Lots	(12,242,418)	-	(12,242,418)
Total	$8,853,118	$2,351,225	$11,204,343

Capitalized Finance Costs			$10,855,379

Contruction in Progress			$22,059,722

The Company capitalized interest from related party borrowings of $79,662 and $409,005 for the years ended December 31, 2019 and 2018, respectively. The Company capitalized interest from the third-party borrowings of $3,822 and $245,844 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, total capitalized finance related costs were $6,159,624 and $10,855,379, respectively.

The following tables show the Company’s forecasts of the phases of the development and costs for each phase of development:

Ballenger Run	Estimated Construction Costs	Expected Completion Date
Phase 1	$13,786,000	Completed
Phase 2	$10,210,000	Completed
Phase 3	$10,170,000	December 2020
Phase 4	$3,460,000	July 2021
Phase 5	$1,690,000	December 2021
Total	$39,316,000

Black Oak	Estimated Construction Costs	Expected Completion Date
Phase 1	$7,080,000 $	Completed
Phase 2	$330,671	November 2020
Phase 3	$422,331	March 2021
Phase 4	$142,788	March 2022
Phase 5	$3,293,000	January 2021
Total	$11,268,790

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

When all of these criteria have been met, the property is classified as “held for sale”. “Real estate held for sale” only included El Tesoro project, a project owned by SeD USA, LLC. The last home from El Tesoro project was sold in December, 2019. As of December 31, 2019, the Company had $0 real estate held for sale.

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

On September 30, 2019, the Company recorded approximately $4.7 million of impairment on the Black Oak project based on discounted estimated future cash flows.

On December 31, 2019, the Company recorded approximately $1.2 million of additional impairment on the Black Oak project based on discounted estimated future cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

SeD Intelligent Home Inc. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SeD Intelligent Home Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SeD Intelligent Home Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman, P.A.

Somerset, New Jersey

March 30, 2020

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
		(As Restated)
Assets:
Real Estate
Construction in Progress	$11,085,469	$22,059,722
Land Held for Development	13,773,100	19,164,028
Real Estate Held For Sale	-	136,248
	24,858,569	41,359,998

Cash	1,083,329	715,754
Restricted Cash	4,319,543	3,929,410
Accounts Receivable	166,294	112,706
Related Party Receivable	211,271	-
Prepaid Expenses	33,219	46,443
Fixed Assets, Net	2,211	8,248
Deposits	23,603	23,603
Operating Lease Right-Of-Use (Asset)	87,193	-
Total Assets	$30,785,232	$46,196,162

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$783,576	$1,749,268
Accrued Interest - Related Parties	324,982	2,344,227
Tenant Security Deposits	-	1,225
Builder Deposits	2,445,269	3,878,842
Note Payable	-	13,899
Notes Payable - Related Parties	-	5,745,584
Operating Lease Liability	91,330	-
Income Tax Payable	420,327	-
Total Liabilities	4,065,484	13,733,045

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at December 31, 2019 and 2018, respectively	704,043	704,043
Additional Paid In Capital	32,542,720	32,542,720
Accumulated Deficit	(8,802,076)	(3,670,974)
Total Stockholders' Equity	24,444,687	29,575,789
Non-controlling Interests	2,275,061	2,887,328
Total Stockholders' Equity	26,719,748	32,463,117
Total Liabilities and Stockholders' Equity	$30,785,232	$46,196,162

See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2019 and 2018

	2019	2018
Revenue		(As Restated)

Rental	$8,730	$8,730
Property	22,846,715	17,666,304
	22,855,445	17,675,034
Operating Expenses
Cost of Sales	20,364,293	15,641,324
General and Administrative	861,645	748,480
Impairment of Real Estate	5,920,599	2,404,547
	27,146,537	18,794,351

Loss From Operations	(4,291,092)	(1,119,317)

Other Income
Interest Income	41,062	31,437
Other Income	7,299	5,683
	48,361	37,120

Net Loss Before Income Taxes	(4,242,731)	(1,082,197)

Income Tax Expense	431,388	-

Net Loss	(4,674,119)	(1,082,197)

Net Income Attributable to Non-controlling Interests	456,983	495,940

Net Loss Attributable to Common Stockholders	$(5,131,102)	$(1,578,137)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
 Statements of Stockholders’ Equity
For Two Year Period ended on December 31, 2019

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity
January 1, 2018	704,043,324	$704,043	$32,739,017	$(2,092,837)	$2,255,091	$33,605,314

Acquisition of Minority Interest			(196,297)		136,297	(60,000)

Net (Loss) Income (As Restated)	-			(1,578,137)	495,940	(1,082,197)

December 31, 2018 (As Restated)	704,043,324	$704,043	$32,542,720	$(3,670,974)	$2,887,328	$32,463,117

Distribution to Minority Interest					(1,069,250)	(1,069,250)

Net (Loss) Income				(5,131,102)	456,983	(4,674,119)

December 31, 2019	704,043,324	$704,043	$32,542,720	(8,802,076)	$2,275,061	$26,719,748

See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019 and 2018

	2019	2018
		(As Restated)
Cash Flows From Operating Activities
Net Loss	$(4,674,119)	$(1,082,197)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	6,037	16,814
Impairment of Real Estate	5,920,599	2,404,547
Changes in Operating Assets and Liabilities
Real Estate	10,580,830	10,918,824
Right-Of-Use Operating	73,872	-
Accounts Receivable	(53,588)	400,337
Related Party Receivable	(211,271)	-
Prepaid Expenses	5,453	3,460
Accounts Payable and Accrued Expenses	(944,046)	618,152
Accrued Interest - Related Parties	(2,019,245)	409,005
Operating Lease Liability	(83,610)	-
Tenant Security Deposits	(1,225)	(1,400)
Builder Deposits	(1,433,573)	(1,477,876)
Income Tax Payable	420,327	-
Net Cash Provided By Operating Activities	7,586,441	12,209,666

Cash Flows Used in Investing Activities
Purchase of Fixed Assets	-	(3,000)
Net Cash Used In Investing Activities	-	(3,000)

Cash Flows Used in Financing Activities
Acquisition of Minority Interest	-	(60,000)
Repayments to Note Payable	(13,899)	(8,258,398)
Repayment to Notes Payable - Related Parties	(5,745,584)	(2,258,007)
Cash Dividend Distribution to Minority Shareholder	(1,069,250)	-
Net Cash Used In Financing Activities	(6,828,733)	(10,576,405)

Net Increase in Cash and Restricted Cash	757,708	1,630,261
Cash and Restricted Cash - Beginning of Year	4,645,164	3,014,903
Cash and Restricted Cash - End of Year	$5,402,872	$4,645,164

Supplementary Cash Flow Information
Cash Paid For Interest	$3,822	$287,738

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Amortization of Debt Discount Capitalized	$381,823	$140,277

See accompanying notes to consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2019

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SeD Intelligent Home Inc. (the “Company”), formerly known as Homeownusa, was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company, acquired SeD Home & REITs Inc. (“SeD Home & REITs”) by reverse merger. SeD Home & REITs, a Delaware corporation, was formed on February 24, 2015 and named SeD Home USA, Inc. before changing its name to SeD Home, Inc. in May of 2015. On February 6, 2020, this name was changed to SeD Home & REITs Inc. SeD Home & REITs is principally engaged in developing, selling, managing, and leasing residential properties in the United States in current stage and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Home International, Inc., which is wholly – owned by Singapore eDevelopment Limited (“SeD Ltd”), a multinational public company, listed on the Singapore Exchange Securities Trading Limited (“SGXST”).

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2019	Attributable interest as of December 31, 2018
SeD Home & REITs Inc.	Delaware	February 24, 2015	100%	100%
SeD USA, LLC	Delaware	August 20, 2014	100%	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%	100%
150 CCM Black Oak Ltd.	Texas	January 23, 2014	100%	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%	100%
SeDHome Rental Inc.	Texas	December 19, 2018	100%	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%	n/a

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of December 31, 2019 and 2018, the aggregate noncontrolling interest was $2,275,061 and $2,887,328, respectively, which are separately disclosed on the Consolidated Balance Sheet.

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), SeD Home & REITs Inc., a Delaware corporation, and SeD Home International, Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into SeD Home & REITs, with SeD Home & REITs surviving as a wholly owned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017 (the “Closing Date”). Prior to the Closing, SeD Home International, Inc. was the owner of 100% of the issued and outstanding common stock of SeD Home & REITs and was also the owner of 99.96% of the Company’s issued and outstanding common stock. The Company acquired all of the outstanding common stock of SeD Home & REITs from SeD Home International, Inc. in exchange for issuing to SeD Home International, Inc. 630,000,000 shares of the Company’s common stock. Accordingly, SeD Home International, Inc. remains the Company’s largest shareholder, and the Company is now the sole shareholder of SeD Home & REITs. The Agreement and the transactions contemplated thereby were approved by the Board of Directors of each of the Company, the Merger Sub, SeD Home International, Inc., and SeD Home & REITs.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2019 or 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2019 and 2018.

Restricted Cash

As a condition to the loan agreement with the Union Bank (formerly known as Xenith Bank, f/k/a The Bank of Hampton Roads), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds remained as collateral for the loan until the loans were paid off in full in April 2019 and the collateral cash was released. As of December 31, 2019 and 2018, the Union Bank collateral cash amount was $0 and $2,726,154, respectively.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) which is comprised of: (1) a Note in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000, and (2) a letter of credit facility in an aggregate amount of up to $900,000 (the “L/C Facility”). The Note bears an interest rate of the one month LIBOR plus 375 basis points. Commissions on each letter of credit (“L/C”) will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The Note is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Development Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to M&T Bank on the property owned by SeD Maryland. As of December 31, 2019, the outstanding balance of the revolving loan was $0.

On July 20, 2018, Black Oak LP received $4,592,079 of district reimbursement for previous construction costs incurred in land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak LP and will be released upon receipt of the evidence of: (a) the execution of a purchase agreement between Black Oak LP and a home builder with respect to the Black Oak development; and (b) the completion, finishing and readying for home construction of at least 105 unfinished lots in the Black Oak development. After entering the purchase agreement with Houston LD, LLC, the above requirements were met. The amount of the deposit will be released to the Company by presenting the invoices paid for land development. After releasing funds to the Company, the amount on deposit was $90,394 and $1,203,256 on December 31, 2019 and December 31, 2018, respectively.

Accounts Receivable

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at December 31, 2019 and 2018.

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

The Company capitalized interest from related party borrowings of $79,662 and $409,005 for the years ended December 31, 2019 and 2018, respectively. The Company capitalized interest from the third-party borrowings of $3,822 and $245,844 for the years ended December 31, 2019 and 2018, respectively.

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

When all of these criteria have been met, the property is classified as “held for sale”. “Real estate held for sale” only includes El Tesoro project, a project owned by SeD USA, LLC. The last home in El Tesoro project was sold in December, 2019.

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

On September 30, 2019, the Company recorded approximately $4.7 million of impairment on the Black Oak project based on discounted estimated future cash flows.

On December 31, 2019, the Company recorded approximately $1.2 million of additional impairment on the Black Oak project based on discounted estimated future cash flows.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which were essentially all of the revenue of the Company in 2019 and 2018, is as follows:

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

●
Determine the transaction price.

The transaction price is specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. ASU 2109-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted change in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We are currently in the process of evaluating the effect that ASU 2019-12 will have on the Company's Consolidated Financial Results.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 amends ASC 350-40 and aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt ASU 2018-15 effective January 1, 2020. We do not believe that the adoption of ASU 2018-15 will have a material impact on the Company's Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which requires that restricted cash and cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and a retrospective transition method is required. This guidance did not impact financial results, but resulted in a change in the presentation of restricted cash and restricted cash equivalents within the statement of cash flows. The Company adopted this guidance in the 2019 and 2018 Consolidated Statement of Cash Flows.

On February 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2016-02, Leases (Topic 842) (the Update). This ASU requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases with terms of more than 12 months. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is was effective for the Company on January 1, 2019. Based on this standard, the Company recognized new ROU assets and lease liabilities on its balance sheet for one of our office rental leases. On December 31, 2019, the Company recognized operating lease liabilities of $91,330 with corresponding ROU assets of $87,193, based on the present value of the remaining rental payments for our Bethesda Office lease on the consolidated balance sheet.

In May 2014, the FASB issued accounting standard update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption was permitted after December 15, 2016, and the standard became effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU No. 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU No. 2016-10), narrow-scope improvements and practical expedients (ASU No. 2016-12) and technical corrections and improvements to ASU 2014-09 (ASU No. 2016-20) in its new revenue standard. The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company reviewed customer contracts, applied the five-step model of the new standard to its contracts, and compared the results to its current accounting practices. The adoption of this standard required increased disclosures related to the disaggregation of revenue and the application of the five step method to our contracts.

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

In February 2018, the FASB issued ASU No. 2018-02, Reporting Comprehensive Income - Reclassification of Certain tax Effects from Accumulated Other Comprehensive Income to help businesses present some effects form the Tax Act's reduction in the corporate tax rate in their income statements. ASU 2018-02 gives the option of reclassifying what are called the “stranded” tax effects within accumulated other comprehensive income (loss) to retained earnings (deficit) during each fiscal year or quarter in which the effect of the lower tax rate is recorded. ASU 2018-02 instructs businesses to provide a disclosure in their financial statement footnotes that describes the accounting policy they used to release the income tax effects from accumulated other comprehensive income (loss), whether they are reclassifying the stranded income tax effects from the Tax Act, and information about the other effects on taxes from the reclassification.  The ASU does not have material impact on the Company.

Subsequent Events

The Company evaluated the events and transactions subsequent to December 31, 2019, the balance sheet date, through March 30, 2020, the date the consolidated financial statements were available to be issued.

2.	CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. On December 31, 2019 and 2018, uninsured cash balances were $4,558,582 and $3,783,330, respectively.

The Company had three customers in the year ended December 31, 2019: the purchaser for Ballenger project, NVR Inc. (“NVR”), a NYSE publicly listed US homebuilding and mortgage company, who is the only purchaser of 479 residential lots, the purchaser of Phase 1 of Black Oak project - Houston LD, LLC and a private customer for the house in our El Tesoro project. During the year ended December 31, 2019, the Company earned revenues from property sales from these three customers representing approximately 72%, 27% and 1%, respectively. During the year ended December 31, 2018, the Company earned revenues from property sales in Ballenger project to NVR and Orchard Development Corporation, the purchaser of the parcel of 210 multifamily units. Sales to both customers represented approximately 70% and 30% of gross sales, respectively. As of December 31, 2019 and 2018, no accounts receivable was outstanding from these customers.

3.	PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2019	December 31, 2018
Computer Equipment	$41,597	$41,597
Furniture and Fixtures	24,393	24,393
	65,990	65,990
Accumulated Depreciation	(63,779)	(57,742)
Fixed Assets Net	$2,211	$8,248

Depreciation expense was $6,037 and $16,814 for the years ended December 31, 2019 and 2018, respectively.

4.	BUILDER DEPOSITS

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

As part of the agreements, NVR provided was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken from the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On December 31, 2019 and 2018, there was $2,445,269 and $3,878,842 outstanding, respectively.

5.	NOTES PAYABLE

Union Bank Loan

On November 23, 2015, SeD Maryland entered into a Revolving Credit Note with the Union Bank in the original principal amount of $8,000,000. During the term of the loan, cumulative loan advances may not exceed $26,000,000. The line of credit bears interest at LIBOR plus 3.8% with a floor rate of 4.5%. The interest rate at December 31, 2018 was 6.125%. Beginning December 1, 2015, interest only payments were due on the outstanding principal balance. The entire unpaid principal and interest sum was due and payable on November 22, 2018, with the option of one twelve-month extension period. The loan is secured by a deed of trust on the property, $2,600,000 of collateral cash, and a Limited Guaranty Agreement with SeD Ballenger. The Company also had an $800,000 letter of credit from the Union Bank. The letter of credit was due on November 22, 2018 and bore interest at 15%. In September 2017, SeD Maryland Development LLC and the Union Bank modified the Revolving Credit Note, which increased the original principal amount from $8,000,000 to $11,000,000 and extended the maturity date of the loan and letter of credit to December 31, 2019. Accordingly, this change in terms of the Union Bank Loan was accounted for as a modification in accordance with ASC 470 – Debt.

As of December 31, 2019 and 2018, the principal balance were $0 and $13,899, respectively. On April 17, 2019, the Union Bank Loan was paid off and SeD Maryland Development LLC and Union Bank terminated the Revolving Credit Note. After termination, the collateral cash was released and all L/Cs were transferred to the M&T Bank L/C Facility.

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of December 31, 2019, the outstanding balance of the revolving loan was $0.

6.	RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

SeD Home & REITs receives advances from SeD Home Limited (an affiliate of SeD Ltd), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2019 and 2018, SeD Home & REITs had outstanding principal due of $0 and $1,116,406 and accrued interest of $228,557 and $193,382.

Loan from SeD Home International

SeD Home & REITs receives advances from SeD Home International. The advances bore interest at 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2019 and 2018, there was $0 and $4,629,178 of principal and $94,424 and $2,150,845 of accrued interest outstanding, respectively. The accrued outstanding interests for year 2018 include the remaining amount $1,723,122 after interest was forgiven on August 30, 2017 as discussed in previous paragraph.

Other Transactions

On November 29, 2016 an affiliate of SeD Home & REITs entered into three $500,000 bonds for a total of $1.5 million that are to incur annual interest at 8% and the principal shall be paid in full on November 29, 2019. SeD Home & REITs agreed to guarantee the payment obligations of these bonds. Further, at the maturity date, the bondholder has the right to propose to acquire a property built by SeD Home & REITs, and SeD will facilitate that transaction. The proposed acquisition purchase price would be at SeD Home & REITs' cost. If the cost price is more than $1.5 million, the proposed acquirer would pay the difference, and if the cost price is below $1.5 million, the affiliate of SeD would pay the difference in cash. On November 29, 2019, all three bonds were fully paid by cash.

Management Fees

Previously, Black Oak LP was obligated under the Limited Partnership Agreement (as amended) to pay a $6,500 per month management fee to Arete Real Estate and Development Company (Arete), a related party through common ownership and $2,000 per month to American Real Estate Investments LLC (AREI), a related party through common ownership. Arete was also entitled to a developer fee of 3% of all development costs excluding certain costs. The fees were to be accrued until $1,000,000 is received in revenue and/or builder deposits relating to the Black Oak Project.

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

MacKenzie Equity Partners, owned by a Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. From January 2019, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $240,000 in the years 2019 and 2018, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2019 and 2018, the Company owed this related party $0 and $60,000, respectively.

Advance to HF Enterprises Inc.

The Company pays some operating expenses for HF Enterprise Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2019 and December 31, 2018, the balance of these advances was $211,271 and $0, respectively.

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

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $38,584 and $101,979 for the years ended December 31, 2019 and 2018, respectively. On December 31, 2019 and December 31, 2018, the Company owed this related party $0 and $8,000, respectively.

7.	SHAREHOLDERS’ EQUITY

Purchase of Minority Interest of Black Oak LP

On July 23, 2018, the Company entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak LP for $60,000 and fulfilled the agreement thereafter.

Cash Dividend Distributions

From January to December, 2019, SeD Maryland Development LLC Board approved five payment distribution plans to members and paid total $1,069,250 in distributions to the minority shareholder.

8.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. Both leases expire in 2020 and have monthly rental payments ranging between $2,499 and $8,205, respectively. Rent expense was $113,884 and $120,071 for the year ended December 31, 2019 and 2018, respectively. The below table summarizes future payments due under these leases as of December 31, 2019.

The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2019 was $87,193 and $91,330, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Year Ended December 31, 2019
Weighted Average Remaining Operating Lease Term (in years)	1

Weighted average Operating Lease Discount	6.1%

The below table summarizes future payments due under these leases as of December 31, 2019.

For the Years Ended December 31:

2020	106,918
Total	$106,918

Lot Sale Agreements

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9 acre lot would be $2,900,000 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland will convert the 5.9 acre CCRC parcel to 36 lots (these will be 28 feet wide villa lots) and sell such lots to NVR. In July, 2019 SeD Maryland received required zoning approval to change the number of such lots from 85 to 121.

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

The components of income tax expense and the effective tax rates for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
Current:
Federal	$251,266	$(23,471)
State	180,122	18,924
Total Current	431,388	(4,547)
Deferred:
Federal	(1,443,564)	(300,341)
State	(618,108)	(128,601)
Total Deferred	(2,061,672)	(428,942)
Valuation Allowance	2,061,672	433,489
Total Incom Tax Expense	$431,388	$-

Pre-tax Loss	$(4,242,731)	$(1,082,197)

Effective Income Tax Rate	-10%	0%

A reconciliation of our income tax expense at federal statutory income tax rate of 21% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2019	2018
Tax at the Statutory Federal Rate	$(868,486)	$691,613
State Income Taxes (Net of Federal Benefit)	(328,309)	290,271
Changes in Valutation Allowance, Net	1,628,183	(981,884)
Total Income Tax Expense	$431,388	$-

Deferred tax assets consist of the following at December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Interest Income	(4,574,401)	(4,023,599)
Interest Expense	4,327,741	3,928,264
Depreciation and Amortization	(5,802)	6,302
Management Fee	531,968	404,342
Impairment	1,924,305	114,433
Accrued Expense	105,175	105,175
Partnership Loss	(263,152)	(144,723)
Others	15,839	38,747
Net Operating Loss	-	4,547
	2,061,673	433,488
Valuation Allowance	(2,061,673)	(433,488)
Net Deferred Tax Asset	-	-

As of December 31, 2019, the Company did not have federal and Maryland state net operating loss carry-forwards. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2019, the valuation allowance increased by $1,628,183.

As of December 31, 2019, total current tax liability is $420,327, including federal income tax liability $251,266 and Maryland state income tax liability $169,061. The deferred tax asset cannot be used to offset the current tax liability. As of December 31, 2018, no tax liability was recorded.

10.	SUBSEQUENT EVENTS

  Distribution to Minority Shareholders

On February 21, 2020, the Board of Managers of SeD Maryland Development LLC (the 83.55% owned subsidiary of the Company which owns the Company’s Ballenger Project) authorized the payment of distributions to its members in the amount of $1,200,000.  Accordingly, the minority member of SeD Maryland Development LLC received a distribution in the amount of $197,400, with the remainder being distributed to a subsidiary of the Company, which is eliminated upon consolidation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2019 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, management determined that the Company did not maintain effective controls over financial reporting due to limited staff with US GAAP and SEC Reporting experience. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

On December 31, 2013 Conn Flanigan was appointed as Chief Executive Officer and Chief Financial Officer of the Company and a member of our board of directors. On January 10, 2017, our board of directors appointed Fai H. Chan as Director to hold office until the next annual meeting of shareholders and until his successor is duly elected and qualified or until his resignation or removal. On March 10, 2017, Mr. Conn Flanigan resigned as the Chief Financial Officer. Mr. Flanigan continues to serve as the  Secretary of the Company, and as a member of our board of directors. Effective as of March 10, 2017, Mr. Rongguo (Ronald) Wei, CPA, was appointed as Chief Financial Officer of the Company.

In connection with the acquisition of SeD Home & REITs on December 29, 2017, the Company appointed new officers and directors. Fai H. Chan and Moe T. Chan serve as co-Chief Executive Officers; Rongguo (Ronald) Wei and Alan W. L. Lui serve as Co-Chief Financial Officers, and our Board of Directors include Fai H. Chan, Moe T. Chan, Conn Flanigan and Charles MacKenzie.

The board of directors has no nominating or compensation committees. The company’s current Audit Committee consists of Conn Flanigan.

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Fai H. Chan	75	Co-Chief Executive Officer and Chairman of the Board of Directors
Moe T. Chan	41	Co-Chief Executive Officer and Member of the Board of Directors
Conn Flanigan	51	Secretary and Member of the Board of Directors
Charles MacKenzie	49	Member of the Board of Directors
Rongguo (Ronald) Wei	48	Co-Chief Financial Officer
Alan W. L. Lui	49	Co-Chief Financial Officer

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

Moe T. Chan. Moe Chan was appointed Co-Chief Executive Officer of our Company and a member of our Board of Directors on December 29, 2017. Moe Chan served as the Group Chief Development Officer of Singapore eDevelopment from July of 2015 until August of 2018.  Moe Chan now serves as a Consultant to Singapore eDevelopment and continues to be responsible for Singapore eDevelopment’s international property development business (including serving as Co-Chief Executive Officer and a member of the Board of SeD Home & REITs). Moe Chan served as an Executive Director of Singapore eDevelopment from January of 2016 until August of 2018. From April 2014 to June 2015 Moe Chan was the Chief Operating Officer of HKSE listed ZH International Holdings Limited (formerly known as Heng Fai Enterprises Limited) and was responsible for that company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, he was an executive director (from March 2006 to February 2014) and the Chief of Project Development (from April 2013 to February 2014) of Singapore Exchange Mainboard listed SingHaiyi Group Ltd, overseeing its property development projects. He was also a non-executive director of the Toronto Stock Exchange-listed RSI International Systems Inc., a hotel software company, from July 2007 to August 2016.

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

Charles MacKenzie. Mr. MacKenzie has served as a member of the Company’s Board of Directors since December 29, 2017 and serves as the Chief Development Officer for SeD Development Management, a subsidiary of SeD Home & REITs, since July of 2015. Mr. MacKenzie also has served as a member of the Board of Directors of SeD Home & REITs since October of 2017. In December 2019 Mr. MacKenzie was appointed the Chief Development Officer of HF Enterprises Inc. He was previously the Chief Development Officer for Inter- American Development (IAD), a subsidiary of Heng Fai Enterprises from April of 2014 to June of 2015. Mr. MacKenzie was the owner of Smartbox Portable Storage, a residential moving and storage company from October 2006 to a successful sale in February 2017. Mr. MacKenzie focuses on acquisitions and development of residential and mixed-use projects within the United States. Mr. MacKenzie specializes in site selection, contract negotiations, marketing and feasibility analysis, construction and management oversight, building design and investor relations. Mr. MacKenzie has developed over 1,300 residential units inclusive of single-family homes, multi-family, and senior living dwellings totaling more than $110M and over 650,000 square feet of commercial valued at over $100M. Mr. MacKenzie received a BA and graduate degree from St. Lawrence University where he served on Board of Trustees from 2003-2007.

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

Alan W. L. Lui. Mr. Lui has served as the Company’s Co-Chief Financial Officer since December 29, 2017 and has served as the Co-Chief Financial Officer of SeD Home & REITs since October of 2017. Mr. Lui has served as Chief Financial Officer of HotApp Blockchain Inc., a technology company since May 12, 2016 and has served as a director of one of HotApp’s subsidiaries since July of 2016. Mr. Lui has been Chief Financial Officer of Singapore eDevelopment, the Company’s majority shareholder since November 1, 2016 and served as its Acting Chief Financial Officer since June 22, 2016. Since October of 2016, Mr. Lui has also served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company. He has also served as a director of LiquidValue Asset Management Pte Limited (formerly known as Hengfai Asset Management Pte. Ltd.), a Singapore fund management company, since April, 2018. Mr. Lui has also served a Co-Chief Financial Officer of HF Enterprises Inc. since March, 2018. From June of 1997 through March of 2016, Mr. Lui served in various executive roles at ZH International Holdings Ltd. (a Hong Kong-listed company formerly known as Heng Fai Enterprises Ltd), including as Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. He also managed all financial forecasts and planning. Mr. Lui is a Certified Practicing Accountant in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2019.

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

Item 11. Executive Compensation.

At the present time, neither SeD Intelligent Home Inc. nor SeD Home & REITs and its subsidiaries is a party to any compensation arrangements with any officer or director of either entity and has made no provisions for paying cash or non-cash compensation to such officers and directors, except for Charles MacKenzie and Rongguo (Ronald) Wei. A subsidiary of SeD Home & REITs is paying salaries to four employees at the present time, which includes Mr. Wei, and has consulting arrangements with certain individuals, including Mr. MacKenzie.

In 2019, Mr. Wei was compensated by SeD Development Management LLC for his services to SeD Home & REITs at a rate of $118,800 per year. Mr. Wei has been compensated by SeD Development Management LLC since 2016.  Mr. Wei was not paid by SeD Intelligent Home Inc. prior to its acquisition of SeD Home & REITs. SeD Development Management LLC will continue to compensate Mr. Wei at the same rate, and he will perform services for SeD Intelligent Home Inc. as well as its subsidiary SeD Home & REITs.

A company controlled by Mr. MacKenzie was paid consulting fees of approximately $15,000 per month in 2018 and $20,000 per month in 2019, which includes payment for his services to SeD Home & REITs and its subsidiaries.

Mr. Flanigan serves in various director and officer positions with subsidiaries of Singapore eDevelopment. Mr. Flanigan’s law firm has been paid legal fees by various subsidiaries of Singapore eDevelopment in the past, including those fees paid to his law firm by SeD Home & REITs and its subsidiaries that are described in Item 13.

Mr. Fai H. Chan is compensated by Singapore eDevelopment, where he serves as Chief Executive Officer. Mr. Alan Lui is also employed and compensated by Singapore eDevelopment. Mr. Moe T. Chan serves as a consultant to Singapore eDevelopment. As part of their duties as officers or consultants of Singapore eDevelopment, each of these three individuals works on a number of matters for Singapore eDevelopment, including devoting various amounts of time to the management of Singapore eDevelopment’s various subsidiaries and divisions, such as SeD Intelligent Home and SeD Home & REITs. The amount of time each of these individuals spends on matters related to SeD Intelligent Home and SeD Home & REITs has varied greatly based on the Company’s needs, and no definite statement may be made as to what percentage of these three individuals’ time has been spent or will be spent in the future on matters related to SeD Intelligent Home and SeD Home & REITs. SeD Intelligent Home and SeD Home & REITs and its subsidiaries do not compensate these three individuals for their services. Neither SeD Intelligent Home Inc. nor SeD Home & REITs and its subsidiaries is charged for the services of Fai H. Chan, Moe T. Chan and Alan Lui and Singapore eDevelopment does not have a management contract with SeD Intelligent Home, SeD Home & REITs or any of its subsidiaries. Neither SeD Intelligent Home Inc. nor SeD Home & REITs and its subsidiaries is charged for the services of Fai H. Chan, Moe T. Chan and Alan Lui and Singapore eDevelopment does not have a management contract with SeD Intelligent Home, SeD Home & REITs or any of its subsidiaries.

In connection with the acquisition of SeD Home & REITs by SeD Intelligent Home Inc., SeD Intelligent Home Inc. and its subsidiaries intend to enter into revised compensation agreements with officers, directors and certain employees in the immediate future.

The table below summarizes all compensation awarded to, earned by, or paid to SeD Intelligent Home Inc.’s named executive officer for all services rendered in all capacities to us for the period from January 1, 2018 through December 31, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary Bonus Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings	Al Other Comp	Total

Fai H. Chan (2)	2019
Chairman of the Board and Co-Chief Executive Officer	2018

Moe T. Chan (2)	2019
Director and Co-Chief Executive Officer	2018

Conn Flanigan (3)	2019
Director and Former Chief Executive Officer	2018

Rongguo (Ronald) Wei (5)	2019	$118,800					$118,800
Co-Chief Financial Officer	2018	$118,800					$118,800

Alan W. L. Lui (2)(6)	2019
Co-Chief Financial Officer	2018

Charles MacKenzie (7)	2019					$240,000(8)	$240,000(8)
Director	2018					$240,000(8)	$240,000(8)

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
(4) Mr. Flanigan’s law firm was paid $101,979 in total fees by various subsidiaries of SeD Home for Mr. Flanigan’s services in 2018 and $38,584 in 2019.
(5) Mr. Wei was compensated by SeD Home & REITs’ subsidiary SeD Development Management LLC in 2018 and 2019.
(6) Mr. Lui was appointed Co-Chief Financial Officer of SeD Home & REITs in October of 2017.
(7) Mr. MacKenzie joined SeD Home & REITs’ Board of Directors in October of 2017.
(8) A company controlled by Mr. MacKenzie was paid total consulting fees of $240,000 in 2018 and 2019 by SeD Home & REITs.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of December 31, 2019, and as of March 30, 2020, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

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

(1) Based upon 704,043,324 outstanding common shares as of December 31, 2019 and March 30, 2020.
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

Transactions with Related Persons, Promoters, and Certain Control Persons

Loan from SeD Home Limited

SeD Home & REITs receives advances from SeD Home Limited (an affiliate of SeD Ltd), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2019 and 2018, SeD Home & REITs had outstanding principal due of $0 and $1,116,406 and accrued interest of $228,557 and $193,382.

Loan from SeD Home International

SeD Home & REITs receives advances from SeD Home International. The advances bore interest at 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2019 and 2018, there was $0 and $4,629,178 of principal and $94,424 and $2,150,845 of accrued interest outstanding, respectively. The accrued outstanding interests for year 2018 include the remaining amount $1,723,122 after interest was forgiven on August 30, 2017 as discussed in previous paragraph.

Other Transactions

On November 29, 2016 an affiliate of SeD Home & REITs entered into three $500,000 bonds for a total of $1.5 million that are to incur annual interest at 8% and the principal shall be paid in full on November 29, 2019. SeD Home & REITs agreed to guarantee the payment obligations of these bonds. Further, at the maturity date, the bondholder has the right to propose to acquire a property built by SeD Home & REITs, and SeD will facilitate that transaction. The proposed acquisition purchase price would be at SeD Home & REITs' cost. If the cost price is more than $1.5 million, the proposed acquirer would pay the difference, and if the cost price is below $1.5 million, the affiliate of SeD would pay the difference in cash. On November 29, 2019, all three bonds were fully paid by cash.

Management Fees

Previously, Black Oak LP was obligated under the Limited Partnership Agreement (as amended) to pay a $6,500 per month management fee to Arete Real Estate and Development Company (Arete), a related party through common ownership and $2,000 per month to American Real Estate Investments LLC (AREI), a related party through common ownership. Arete was also entitled to a developer fee of 3% of all development costs excluding certain costs. The fees were to be accrued until $1,000,000 is received in revenue and/or builder deposits relating to the Black Oak Project.

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

MacKenzie Equity Partners, owned by a Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. From January 2019, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $240,000 in the years 2019 and 2018, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2019 and 2018, the Company owed this related party $0 and $60,000, respectively.

Advance to HF Enterprises Inc.

The Company pays some operating expenses for HF Enterprise Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2019 and December 31, 2018, the balance of these advances was $211,271 and $0, respectively.

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

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $38,584 and $101,979 for the years ended December 31, 2019 and 2018, respectively. On December 31, 2019 and December 31, 2018, the Company owed this related party $0 and $8,000, respectively.

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2019 and December 31, 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018

Audit Fees	$61,500	$61,500
Audit-Related Fees	$0	$0
Tax Fees	$25,000	$25,000
All Other Fees	$0	$0
Total	$86,500	$86,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2019 and December 31, 2018 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2019 and December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets as of December 31, 2019 and December 31, 2018
Statements of Operations for the twelve months ended December 31, 2019 and December 31, 2018
Statements of Stockholders' Equity (Deficit) for the period December 31, 2018 through December 31, 2019
Statements of Cash Flows for the twelve months ended December 31, 2019 and December 31, 2018

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description
2.1
Acquisition Agreement and Plan of Merger dated December 29, 2017 by and among SeD Intelligent Home Inc., SeD Acquisition Corp., SeD Home International, Inc. and SeD Home, Inc. incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.

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

3.4
Certificate of Incorporation of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.

3.5	Bylaws of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
4.1	Description of the Company's Common Stock.
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

10.16
Development Loan Agreement, dated as of April 17, 2019, by and between SeD Maryland Development, LLC and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 12, 2019.

21	Subsidiaries of the Company.
31.1a	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officers and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SeD Intelligent Home Inc.

Dated: March 30, 2020	By:	/s/ Rongguo (Ronald) Wei
Name: Rongguo (Ronald) Wei
Title: Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fai H. Chan	Co-Chief Executive Officer, Director	March 30, 2020
Fai H. Chan	(Principal Executive Officer)

/s/ Moe T. Chan	Co-Chief Executive Officer, Director	March 30, 2020
Moe T. Chan	(Principal Executive Officer)

/s/ Conn Flanigan	Secretary, Director	March 30, 2020
Conn Flanigan

/s/ Charley MacKenzie	Director	March 30, 2020
Charley MacKenzie

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	March 30, 2020
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan W. L. Lui	Co-Chief Financial Officer	March 30, 2020
Alan W. L. Lui	(Principal Financial Officer and Principal Accounting Officer)