Form 10-Q
period 2020-03-31
SeD Intelligent Home Inc.
filed 2020-05-14
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2020, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets:
Real Estate
Construction in Progress	$11,316,742	$11,085,469
Land Held for Development	13,345,113	13,773,100
	24,661,855	24,858,569

Cash	408,592	1,083,329
Restricted Cash	4,787,284	4,319,543
Accounts Receivable	33,985	166,294
Related Party Receivable	733,414	211,271
Prepaid Expenses	20,017	33,219
Fixed Assets, Net	2,841	2,211
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	67,116	87,193
Total Assets	$30,738,707	$30,785,232

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,153,538	$783,576
Accrued Interest - Related Parties	228,557	324,982
Builder Deposits	2,160,259	2,445,269
Operating Lease Liability	68,498	91,330
Income Tax Payable	420,327	420,327
Total Liabilities	4,031,179	4,065,484

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at March 31, 2020 and December 31, 2019, respectively	704,043	704,043
Additional Paid In Capital	32,542,720	32,542,720
Accumulated Deficit	(8,671,887)	(8,802,076)
Total Stockholders' Equity	24,574,876	24,444,687
Non-controlling Interests	2,132,652	2,275,061
Total Stockholders' Equity	26,707,528	26,719,748
Total Liabilities and Stockholders' Equity	$30,738,707	$30,785,232

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
Revenue
Rental	$-	$4,365
Property	2,954,389	11,314,230
	2,954,389	11,318,595
Operating Expenses
Cost of Sales	2,500,244	10,716,151
General and Administrative	276,507	225,013
	2,776,751	10,941,164

Income From Operations	177,638	377,431

Other Income
Interest Income	6,362	15,182
Other Income	1,180	1,500
	7,542	16,682

Net Income Before Income Taxes	185,180	394,113

Provision for Income Taxes	-	-

Net Income	185,180	394,113

Net Income Attributable to Non-controlling Interests	54,991	121,308

Net Income Attributable to Common Stockholders	$130,189	$272,805

Net Income Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For Three-Month Period Ended March 31, 2020
(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity
Balance at December 31, 2019	704,043,324	704,043	32,542,720	(8,802,076)	2,275,061	26,719,748

Distribution to Minority Shareholder					(197,400)	(197,400)

Net Income				130,189	54,991	185,180

Balance at March 31, 2020	704,043,324	$704,043	$32,542,720	(8,671,887)	$2,132,652	$26,707,528

For Three-Month Period Ended March 31, 2019
(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity
Balance at December 31, 2018 (As Restated)	704,043,324	704,043	32,542,720	(3,670,974)	2,887,328	32,463,117

Net Income				272,805	121,308	394,113

Balance at March 31, 2019	704,043,324	$704,043	$32,542,720	(3,398,169)	$3,008,636	$32,857,230

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

	2020	2019

Cash Flows From Operating Activities
Net Income	$185,180	$394,113
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	756	1,664
Amortization of Right -Of- Use Asset	20,077	18,790
Changes in Operating Assets and Liabilities
Real Estate	196,714	8,407,820
Accounts Receivable	132,309	32,817
Related Party Receivable	(522,143)	(10,000)
Prepaid Expenses	13,202	20,895
Accounts Payable and Accrued Expenses	369,962	(1,521,768)
Accrued Interest - Related Parties	(96,425)	60,591
Operating Lease Liability	(22,832)	(20,903)
Builder Deposits	(285,010)	(388,938)
Net Cash (Used In) Provided By Operating Activities	(8,210)	6,995,081

Cash Flows From Investing Activities
Purchase of Fixed Assets	(1,386)	-
Net Cash Used In Investing Activities	(1,386)	-

Cash Flows From Financing Activities
Repayments to Note Payable	-	(13,899)
Distribution to Minority Shareholder	(197,400)	-
Repayment to Notes Payable - Related Parties	-	(2,898,742)
Net Cash Used In Financing Activities	(197,400)	(2,912,641)

Net Increase (Decrease) in Cash and Restricted Cash	(206,996)	4,082,440
Cash and Restricted Cash - Beginning of Year	5,402,872	4,645,164
Cash and Restricted Cash at End of Period	$5,195,876	$8,727,604

Supplementary Cash Flow Information
Cash Paid For Interest	$-	$154

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Liability	$-	$174,940

See accompanying notes to condensed consolidated financial statements.

SeD Intelligent Home, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2020 (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

SeD Intelligent Home Inc. (the “Company”), formerly known as Homeownusa, was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company acquired SeD Home & REITs Inc. (“SeD Home & REITs”) by reverse merger. SeD Home & REITs, a Delaware corporation, was formed on February 24, 2015 and was named SeD Home USA, Inc. before changing its name to SeD Home Inc. in May of 2015. On February 6, 2020, this name was changed to SeD Home & REITs Inc. SeD Home & REITs is principally engaged in developing, selling, managing, and leasing residential properties in the United States, and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Home International, Inc. (“SeD Home International”), which is wholly owned by Singapore eDevelopment Limited (“SeD Ltd”), a multinational public company listed on the Singapore Exchange Securities Trading Limited (“SGXST”).

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
SeD Home & REITs Inc.	Delaware	February 24, 2015	100%
SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%
SedHome Rental, Inc	Texas	December 19, 2018	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of March 31, 2020 and December 31, 2019, the aggregate non-controlling interest in SeD Home & REITs, Inc. was $2,132,652 and $2,275,061, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheet.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019 filed on March 30, 2020. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at December 31, 2019 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2020.

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

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended March 31, 2020 or March 31, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2020 and December 31, 2019.

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

On April 17, 2019, SeD Maryland Development, LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”). Based on the agreement, SeD Maryland Development is required to maintain a minimum balance of $2,600,000 as a security collateral fund in the interest-bearing account maintained by the lender. As part of the agreement, NVR deposits funds to M&T Bank directly from lot sales and keeps any overpayment to apply to future borrowings. On March 31, 2020 and December 31, 2019, the total restricted cash held by M&T Bank was $4,787,284 and $4,229,149, respectively.

On July 20, 2018, Black Oak LP received $4,592,079 of district reimbursement for previous construction costs incurred in land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak LP and will be released upon receipt of the evidence of: (a) the execution of a purchase agreement between Black Oak LP and a home builder with respect to the Black Oak development and (b) the completion, finishing and readying for home construction of at least 105 unfinished lots in the Black Oak development. The restricted cash balance on March 31, 2020 and December 31, 2019 was $0 and $90,394, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at either March 31, 2020 or December 31, 2019.

Property and Equipment and Depreciation

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives, which are 3 years.

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

The Company capitalized interest from related party borrowings of $0 and $60,592 for the three months ended March 31, 2020 and 2019, respectively. The Company capitalized interest from the third-party borrowings of $0 and $154 for the three months ended March 31, 2020 and 2019, respectively.

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

When all of these criteria are met, the property is classified as “held for sale”. “Real estate held for sale” included the El Tesoro project only. The last home in the El Tesoro project was sold in December 2019.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair-value based impairment test to the net book value assets on an annual basis and on an interim basis, if certain events or circumstances indicate that an impairment loss may have occurred.

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

The Company did not record impairment on any of its projects during three months ended on March 31, 2020.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger and Black Oak projects, which were essentially all of the revenue of the Company in 2020 and 2019, is as follows:

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

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry-forwards, and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The differences relate primarily to net operating loss carryforward from date of acquisition and to the use of the cash basis of accounting for income tax purposes. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized.

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

The Company’s tax returns for 2019, 2018 and 2017 remain open to examination.

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

On February 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2016-02, Leases (Topic 842) (the Update). This ASU requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases with terms of more than 12 months. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for the Company on January 1, 2019.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2020, or to our net deferred tax assets as of March 31, 2020.

Subsequent Events

The Company evaluated the events and transactions subsequent to March 31, 2020, the balance sheet date, through May 14, 2020, the date the condensed consolidated financial statements were available to be issued. See Footnote 9 for a summary of subsequent events.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At March 31, 2020 and December 31, 2019, uninsured cash and restricted cash balances were $4,538,359 and $4,558,582, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	March 31, 2020	December 31, 2019
Computer Equipment	$42,983	$41,597
Furniture and Fixtures	24,393	24,393
	67,376	65,990
Accumulated Depreciation	(64,535)	(63,779)
Fixed Assets Net	$2,841	$2,211

Depreciation expense was $756 and $1,664 for the three months ended March 31, 2020 and 2019, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 NVR gave SeD Maryland another deposit in the amount of $100,000 based on the 3rd Amendment to the Lot Purchase Agreement. On March 31, 2020 and December 31, 2019, there were $2,160,259 and $2,445,269 outstanding, respectively.

5. NOTES PAYABLE

Union Bank Loan

On November 23, 2015, SeD Maryland entered into a Revolving Credit Note with the Union Bank in the original principal amount of $8,000,000. During the term of the loan, cumulative loan advances may not exceed $26,000,000. The line of credit bears interest at LIBOR plus 3.8% with a floor rate of 4.5%. On April 17, 2019, SeD Maryland Development LLC and Union Bank terminated the agreement and the loan was paid off.

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

As of March 31, 2020 and December 31, 2019, the principal loan balance was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process.

6. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited, a subsidiary of SeD Ltd, to fund development and operation costs. The Company is 99.99% owned by SeD Home International, which is wholly owned by SeD Ltd. The advances bear interest of 10% and are payable on demand. As of March 31, 2020 and December 31, 2019, SeD Home & REITs had outstanding principal due of $0 and accrued interest of $228,557. During the three months ended March 31, 2020 and 2019, the Company did not incur any interest from this related party.

Loan to/from SeD Home International

The Company receives advances from SeD Home International, the owner of 99.99% of the Company. The advances bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2019, there was $0 of principal and $96,424 of accrued interest outstanding. On February 24, 2020 the Company repaid outstanding interest and at the same time loaned $503,576 to SeD Home International. The advances bear interest of 5%. On March 31, 2020, SeD Home International owed the Company $473,576 in principal and $2,367 in accrued interest. During the three months ended March 31, 2020 and 2019, the Company earned interest income of $2,367 and $0, respectively.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. From January 2019, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $60,000 for the three months ended March 31, 2020 and 2019, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On March 31, 2020 and December 31, 2019, the Company owed $0 to this related party.

Advances to HF Enterprises Inc.

The Company pays some operating expenses for HF Enterprise Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On March 31, 2020 and December 31, 2019, the balance of these advances was $257,471 and $211,271, respectively.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs legal consulting services for the Company. The Company incurred expenses of $0 and $5,799 for the three months ended March 31, 2020 and 2019, respectively. On March 31, 2020 and December 31, 2019, the Company owed $0 to this related party.

7. STOCKHOLDERS’ EQUITY

Cash Dividend Distributions

On February 21, 2020, SeD Maryland Development LLC Board authorized the payment of distributions to its members in the amount of $1,200,000. Accordingly, the minority member of SeD Maryland Development LLC received a distribution in the amount of $197,400, with the remainder being distributed to a subsidiary of the Company, which is eliminated upon consolidation.

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office spaces in Texas and Maryland. Both leases expire in 2020 and have monthly rental payments ranging between $2,409 and $8,205. Rent expenses were $31,363 and $30,539 for the three months ended March 31, 2020 and 2019, respectively. The Company’s leases are accounted for as operating leases. Operating lease right-of-use assets and operating lease liability is included on the face of the condensed consolidated balance sheet. The Company elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months.

The balance of the operating lease right-of-use asset and operating lease liability as of March 31, 2020 was $67,116 and $68,498, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Three Months Ended March 31, 2020

Weighted Average Remaining Operating Lease Term (in years)	0.70

Weighted Average Operating Lease Discount Rate	6.1%

The below table summarizes future payments due under these leases as of March 31, 2020.

For the Years Ended December 31:

2020 (remainder)	75,467
Total	$75,467

Lot Sale Agreements

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living (“CCRC”) parcel to Orchard Development Corporation . It was agreed that the purchase price for the 5.9-acre lot would be $2,900,000.00 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland was obliged to convert the 5.9-acre CCRC parcel to 36 lots (these will be 28 feet wide villa lots) and sell such lots to NVR. SeD Maryland received the required zoning approval to change the number of such lots from 85 to 121 in July 2019.

9. SUBSEQUENT EVENTS

NVR deposit

Based on the Agreement between SeD Maryland Development LLC and NVR, Inc. dated December 10, 2014 and subsequently amended on December 31, 2018, SeD Maryland Development LLC was obliged to provide NVR Inc. with a notice of approval of improvement plans for CCRC parcel. The notice was sent in April 2020 and SeD Maryland Development, LLC received a deposit of $220,000.

Planned Name Change

On April 28, 2020, our Board of Directors unanimously recommended that the Company change its name to “LiquidValue Development Inc.” Pursuant to the Nevada Revised Statutes and our Bylaws, actions required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if a written consent thereto is signed by stockholders holding not less than a majority of the voting power of the Company. On April 30, 2020, this name change was approved by the stockholder owning the majority of our issued and outstanding shares. This name change will become effective on or about June 1, 2020 or as soon thereafter as practical. Our Board of Directors believes that the name change better reflects the nature of our anticipated operations.

Paycheck Protection Program Loan

On April 6, 2020, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019:

	Three- Months Ended
	March 31, 2020	March 31, 2019
Revenue	$2,954,389	$11,318,595
Cost of Sales	$2,500,244	$10,716,151
General and Administrative	$276,507	$225,013
Other Income	$7,542	$16,682
Net Income	$185,180	$394,113

Revenue

Revenue was $2,954,389 for the three months ended March 31, 2020 as compared to $11,318,595 for the three months ended March 31, 2019. This decrease in revenue is caused by a decrease in property sales from the Ballenger project in the first three months of 2020 and first sale of a section of Black Oak project in first three months of 2019. Pursuant to a lot purchase agreement dated July 3, 2018, 150 CCM Black Oak Ltd sold 124 lots located in the Company’s Black Oak project to Houston LD, LLC for a total purchase price of $6,175,000. Reduction in sales in Ballenger project is caused by the lack of paved lot inventory, which we are currently working on.

Cost of Sales

Cost of Sales decreased from $10,716,151 in the three months ended March 31, 2019 to $2,500,244 in the three months ended March 31, 2020 due to decreased sales in Ballenger project and lack of sales in Black Oak project.

The gross margin decreased to $454,145 from $602,444 in the three months ended March 31, 2020 and 2019, respectively. The sales in the first three months of 2019 were attributable to sales from Ballenger project and Black Oak project. The gross margin ratio for Ballenger project in that period was 15% and 0% for Black Oak project after the recognition of impairment charges on Black Oak project in 2018. All the sales in the first three months on 2020 were attributable to sales from Ballenger project and the gross margin was 15%.

General and Administrative Expenses

General and administrative expenses increased from $225,013 in the three months ended March 31, 2019 to $276,507 in the three months ended March 31, 2020.

Net Income

In the three months ended March 31, 2020, the Company had net income of $185,180 compared to net income of $394,113 in the three months ended March 31, 2019. The decrease in net income was caused by the decrease in sales in our Ballenger project.

Liquidity and Capital Resources

Our real estate assets have decreased to $24,661,855 as of March 31, 2020 from $24,858,569 as of December 31, 2019. This decrease is a result of the sale of lots during the three months ended March 31, 2020.

Our liabilities declined from $4,065,484 at December 31, 2019 to $4,031,179 at March 31, 2020. Our total assets have decreased to $30,738,707 as of March 31, 2020 from $30,785,232 as of December 31, 2019 due to the decrease of the real estate assets.

As of March 31, 2020, we had cash of $408,592 compared to $1,083,329 as of December 31, 2019. Our loan from M&T Bank is $0 and the credit limit is $8 million as of March 31, 2020.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019 are as follows:

	2020	2019

Net Cash Provided By (Used In) Operating Activities	$(8,210)	$6,995,081
Net Cash Used In Investing Activities	$(1,386)	$-
Net Cash Used In Financing Activities	$(197,400)	$(2,912,641)
Net Increase (Decrease) in Cash and Restricted Cash	$(206,996)	$4,082,440
Cash and Restricted Cash at beginning of the year	$5,402,872	$4,645,164
Cash and Restricted Cash at end of the period	$5,195,876	$8,727,604

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development. In the three months ended March 31, 2020, cash used in operating activities was $8,210 compared to cash of $6,995,081 provided by in the three months ended March 31, 2019. The sales of the Ballenger and Black Oak lots in the three months of 2019 are the main reason of increase of the cash provided by the operating activities. In January 2019 we sold 124 lots in phase one of Black Oak project which contributed to increased cash provided by in three months ended March 31, 2019. With the completion of the part of phase one of Black Oak project, development speed was adjusted. No Black Oak lot was sold in the three months ended March 31, 2020. The decrease in sales and increase in development costs from Ballenger project were the main reason for the decrease of the cash used in the operating activities in the three months ended March 31, 2020. The Ballenger project's development spending also went down in the three months of 2020 compared with the same period in 2019 because of the different development stages.

Cash Flows from Investing Activities

Cash flows used in investing activities in three months ended March 31, 2020 include purchases of office computer equipment.

Cash Flows from Financing Activities

In the three months ended March 31, 2020, the Company distributed $197,400 in cash to the minority shareholder. In the three months ended March 31, 2019, the Company repaid $13,899 to the Union Bank loan and repaid approximately $2.9 million of related party borrowings.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work is more likely to be performed at certain times of year. This may impact the expenses of SeD Home & REITs from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Impact of Recent Public Health Events

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. The coronavirus, or other adverse public health developments, could have a material and adverse effect on our business operations. The coronavirus’ far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. In particular, the present economic downturn may adversely impact our lot sale revenues as a result of a decline in builder sales. In addition, the coronavirus could directly impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner. The coronavirus may adversely impact the timeliness of local government in granting required approvals. Accordingly, the coronavirus may cause the completion of important stages in our projects to be delayed. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

In the quarterly period ended March 31, 2020, the coronavirus had minimal impact on our operations, mostly concentrated at the end of the fiscal quarter. As a residential real estate developer, we have not stopped our construction projects and our sales have not changed from our previous projections. The coronavirus could have a material impact on our business, operations and sales in the future. However, at this time we are unable to predict the impact that the coronavirus and the related economic decline that occurred in the United States in March of 2020 will have on long-term real estate markets. As of the date of this report, we do not recognize any significant negative impact of the current economic situation on our operations.

Planned Name Change

On April 28, 2020, our Board of Directors unanimously recommended that the Company change its name to “LiquidValue Development Inc.” Pursuant to the Nevada Revised Statutes and our Bylaws, actions required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if a written consent thereto is signed by stockholders holding not less than a majority of the voting power of the Company. On April 30, 2020, this name change was approved by the stockholder owning the majority of our issued and outstanding shares. This name change will become effective on or about June 1, 2020 or as soon thereafter as practical. Our Board of Directors believes that the name change better reflects the nature of our anticipated operations

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policy and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). For detail accounting policy and estimates information, please see Note 1 in the financial statements.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SED INTELLIGENT HOME INC.

May 14, 2020	By:	/s/ Fai H. Chan
Fai H. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

May 14, 2020	By:	/s/ Moe T. Chan
Moe T. Chan, Co-Chief Executive Officer, Director
(Principal Executive Officer)

May 14, 2020	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 14, 2020	By:	/s/ Alan W. L. Lui
Alan W. L. Lui, Co-Chief Financial Officer
(Principal Financial and Accounting Officer)