Form 10-Q
period 2020-06-30
LiquidValue Development Inc.
filed 2020-08-11
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

000-55038
Commission file number

LiquidValue Development Inc.
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

As of August 11, 2020, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets:
Real Estate
Construction in Progress	$13,519,208	$11,085,469
Land Held for Development	13,101,120	13,773,100
	26,620,328	24,858,569

Cash	1,984,129	1,083,329
Restricted Cash	3,967,829	4,319,543
Accounts Receivable	71,666	166,294
Related Party Receivable	722,053	211,271
Prepaid Expenses	15,822	33,219
Fixed Assets, Net	5,004	2,211
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	47,040	87,193
Total Assets	$33,457,474	$30,785,232

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$3,112,151	$783,576
Accrued Interest - Related Parties	228,557	324,982
Builder Deposits	2,196,124	2,445,269
Operating Lease Liability	45,665	91,330
Note Payable	675,411	-
Income Tax Payable	534,980	420,327
Total Liabilities	6,792,888	4,065,484

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at June 30, 2020 and December 31, 2019, respectively	704,043	704,043
Additional Paid In Capital	32,542,720	32,542,720
Accumulated Deficit	(8,743,082)	(8,802,076)
Total Stockholders' Equity	24,503,681	24,444,687
Non-controlling Interests	2,160,905	2,275,061
Total Stockholders' Equity	26,664,586	26,719,748
Total Liabilities and Stockholders' Equity	$33,457,474	$30,785,232

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2020 and 2019
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Rental	$-	$4,365	$-	$8,730
Property	2,047,405	5,248,220	5,001,794	16,562,450
	2,047,405	5,252,585	5,001,794	16,571,180
Operating Expenses
Cost of Sales	1,756,846	4,549,097	4,257,090	15,265,248
General and Administrative	230,760	261,732	507,267	486,745
	1,987,606	4,810,829	4,764,357	15,751,993

Income From Operations	59,799	441,756	237,437	819,187

Other Income & Expense
Interest Income	8,900	10,475	15,262	25,657
Interest Expense	(1,095)	-	(1,095)	-
Other Income	4,107	2,470	5,287	3,970
	11,912	12,945	19,454	29,627

Net Income Before Income Taxes	71,711	454,701	256,891	848,814

Provision for Income Taxes	114,653	-	114,653	-

Net (Loss) Income	(42,942)	454,701	142,238	848,814

Net Income Attributable to Non-controlling Interests	28,253	129,340	83,244	250,648

Net (Loss) Income Attributable to Common Stockholders	$(71,195)	$325,361	$58,994	$598,166

Net (Loss) Income Per Share - Basic and Diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

  See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Three- and Six-Months Periods Ended June 30, 2020 and 2019
(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity
Balance at January 1, 2020	704,043,324	704,043	32,542,720	(8,802,076)	2,275,061	26,719,748

Distribution to Minority Shareholder					(197,400)	(197,400)

Net Income				130,189	54,991	185,180

Balance at March 31, 2020	704,043,324	$704,043	$32,542,720	(8,671,887)	$2,132,652	$26,707,528

Net (Loss) Income				(71,195)	28,253	(42,942)

Balance at June 30, 2020	704,043,324	704,043	32,542,720	(8,743,082)	2,160,905	26,664,586

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity
Balance at January 1, 2019	704,043,324	704,043	32,542,720	(3,670,974)	2,887,328	32,463,117

Net Income				272,805	121,308	394,113

Balance at March 31, 2019	704,043,324	$704,043	$32,542,720	(3,398,169)	$3,008,636	$32,857,230

Distribution to Minority Shareholder					(740,250)	(740,250)

Net Income				325,361	129,340	454,701

Balance at June 30, 2019	704,043,324	704,043	32,542,720	(3,072,808)	2,397,726	32,571,681

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)

	2020	2019

Cash Flows From Operating Activities
Net Income	$142,238	$848,814
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	1,389	3,327
Amortization of Debt Discount	3,777	-
Amortization of Right -Of- Use Asset	40,153	37,579
Changes in Operating Assets and Liabilities
Real Estate	(1,761,759)	10,463,768
Accounts Receivable	94,628	(33,072)
Related Party Receivable	(510,782)	(20,046)
Prepaid Expenses	17,397	23,976
Accounts Payable and Accrued Expenses	2,328,575	(845,930)
Accrued Interest - Related Parties	(96,425)	(762,246)
Operating Lease Liability	(45,665)	(41,805)
Builder Deposits	(249,145)	(880,318)
Income Tax Payable	114,653
Net Cash Provided By Operating Activities	79,034	8,794,047

Cash Flows From Investing Activities
Purchase of Fixed Assets	(4,182)	-
Net Cash Used In Investing Activities	(4,182)	-

Cash Flows From Financing Activities
Note Payable	671,634	-
Repayments to Note Payable	-	(13,899)
Distribution to Minority Shareholder	(197,400)	(740,250)
Repayment to Notes Payable - Related Parties	-	(5,745,584)
Net Cash Provided by (Used In) Financing Activities	474,234	(6,499,733)

Net Increase in Cash and Restricted Cash	549,086	2,294,314
Cash and Restricted Cash - Beginning of Year	5,402,872	4,645,164
Cash and Restricted Cash at End of Period	$5,951,958	$6,939,478

Supplementary Cash Flow Information
Cash Paid For Interest	$-	$3,822

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Liability	$-	$174,940

  See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2020 (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LiquidValue Development Inc. (the “Company”), was incorporated in the State of Nevada on December 10, 2009. On July 8, 2020 the Company changed its name from SeD Intelligent Home Inc. to LiquidValue Development Inc. Alset iHome Inc., a Delaware corporation, was incorporated on February 24, 2015 and was formerly known as SeD Home & REITs Inc. Alset iHome Inc., a wholly-owned subsidiary of the Company, is principally engaged in developing, selling, managing, and leasing residential properties in the United States, and may expand from residential properties to other property types, including but not limited to commercial and retail properties. 99.99% of the Company’s common stock is owned by a wholly-owned subsidiary of Singapore eDevelopment Limited (“SeD Ltd”), a multinational public company listed on the Singapore Exchange Securities Trading Limited (“SGXST”).

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
Alset iHome Inc.	Delaware	February 24, 2015	100%
SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%
SedHome Rental, Inc.	Texas	December 19, 2018	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of June 30, 2020 and December 31, 2019, the aggregate non-controlling interest in Alset iHome Inc. was $2,160,905 and $2,275,061, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheet.

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

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended June 30, 2020 or June 30, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2020 and December 31, 2019.

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

On April 17, 2019, SeD Maryland Development, LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”). Based on the agreement, SeD Maryland Development is required to maintain a minimum balance of $2,600,000 as a security collateral fund in the interest-bearing account maintained by the lender. As part of the agreement, NVR deposits funds to M&T Bank directly from lot sales and keeps any overpayment to apply to future borrowings. On June 30, 2020 and December 31, 2019, the total restricted cash held by M&T Bank was $3,967,829 and $4,319,543, respectively.

On July 20, 2018, Black Oak LP received $4,592,079 of district reimbursement for previous construction costs incurred in land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak LP and will be released upon receipt of the evidence of: (a) the execution of a purchase agreement between Black Oak LP and a home builder with respect to the Black Oak development and (b) the completion, finishing and readying for home construction of at least 105 unfinished lots in the Black Oak development. The restricted cash balance on June 30, 2020 and December 31, 2019 was $0 and $90,394, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at either June 30, 2020 or December 31, 2019.

Property and Equipment and Depreciation

Property and equipment are recorded at cost, less accumulated depreciation. Expenditures for major additions and betterments that extend the useful life or functionality are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives, which are 3 years.

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

The Company capitalized interest from related party borrowings of $0 and $79,662 for the six months ended June 30, 2020 and 2019, respectively. The Company capitalized interest from related party borrowings of $0 and $19,070 for the three months ended June 30, 2020 and 2019, respectively. The Company capitalized interest from the third-party borrowings of $0 and $3,822 for the six months ended June 30, 2020 and 2019, respectively. The Company capitalized interest from the third-party borrowings of $0 and $3,668 for the three months ended June 30, 2020 and 2019, respectively.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair-value based impairment test to the net book value assets on an annual basis and on an interim basis, if certain events or circumstances indicate that an impairment loss may have occurred.

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement for 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000. 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended. On January 18, 2019, the sale of 124 lots at the Company’s Black Oak project in Magnolia, Texas was completed. After allocating costs of revenue to this sale, we had estimated a loss of $2.4 million which was recorded as an impairment of real estate in the last quarter of 2018.

On September 30, 2019, the Company recorded approximately $4.7 million of impairment on the Black Oak project based on discounted estimated future cash flows.

On December 31, 2019, the Company recorded approximately $1.2 million of additional impairment on the Black Oak project based on discounted estimated future cash flows.

The Company did not record impairment on any of its projects during the three and six months ended on June 30, 2020.

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

Sale of the Front Foot Benefit Assessments.

We have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total expected revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facilities and close the lot sales with NVR, which inspects these water and sewer facilities prior to the close of lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized upon NVR’s sales of homes to homeowners.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the six months ended June 30, 2020, or to our net deferred tax assets as of June 30, 2020.

Subsequent Events

The Company evaluated the events and transactions subsequent to June 30, 2020, the balance sheet date, through August 11, 2020, the date the condensed consolidated financial statements were available to be issued.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At June 30, 2020 and December 31, 2019, uninsured cash and restricted cash balances were $4,664,458 and $4,558,582, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	June 30, 2020	December 31, 2019
Computer Equipment	$45,387	$41,597
Furniture and Fixtures	24,785	24,393
	70,172	65,990
Accumulated Depreciation	(65,168)	(63,779)
Fixed Assets Net	$5,004	$2,211

Depreciation expense was $1,389 and $3,327 for the six months ended June 30, 2020 and 2019, respectively. Depreciation expense was $633 and $1,663 for the three months ended June 30, 2020 and 2019, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On June 30, 2020 and December 31, 2019, there were $2,196,124 and $2,445,269 held on deposit, respectively.

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

M&T Bank Loans

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

As of June 30, 2020 and December 31, 2019, the principal loan balance was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process during 2019.

On June 18, 2020, Alset iHome Inc. (formerly known as SeD Home & REITs Inc.) entered into a Loan Agreement with M&T Bank. Pursuant to the Loan Agreement, M&T Bank provided a non-revolving loan to Alset iHome Inc. in an aggregate amount of up to $2,990,000. The line of credit bears interest rate on LIBOR plus 375 basis points. Repayment of this loan is secured by a Deed of Trust issued to M&T Bank on the property owned by certain subsidiaries of Alset iHome Inc. The maturity date of this Loan is July 1, 2022. The Company together with one of its subsidiaries, SeD Maryland Development LLC, are both the guarantors of this Loan.

As of June 30, 2020, the loan balance was $664,810. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $61,679 which are amortized over the term of the loan.

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

6. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited, a subsidiary of SeD Ltd, to fund development and operation costs. The Company is 99.99% owned by SeD Home International, which is wholly owned by SeD Ltd. The advances bear interest of 10% and are payable on demand. As of June 30, 2020 and December 31, 2019, Alset iHome Inc. (formerly SeD Home & REITs Inc.) had outstanding principal due of $0 and accrued interest of $228,557. During the three and six months ended June 30, 2020 and 2019, the Company did not incur any interest from this related party.

Loan to/from SeD Home International

The Company receives advances from SeD Home International, the owner of 99.99% of the Company. The advances bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2019, there was $0 of principal and $96,424 of accrued interest outstanding. On February 24, 2020 the Company repaid outstanding interest and at the same time loaned $503,576 to SeD Home International. The advances bear interest of 5%. On June 30, 2020, SeD Home International owed the Company $433,680 in principal and $7,903 in accrued interest. During the six months ended June 30, 2020 and 2019, the Company earned interest income of $7,903 and $0, respectively. During the three months ended June 30, 2020 and 2019, the Company earned interest income of $5,536 and $0, respectively.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. From January 2019, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $60,000 and $120,000 for the three and six months ended June 30, 2020 and 2019, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On June 30, 2020 and December 31, 2019, the Company owed $20,000 and $0, respectively, to this related party.

Advances to HF Enterprises Inc.

The Company pays some operating expenses for HF Enterprise Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On June 30, 2020 and December 31, 2019, the balance of these advances was $280,471 and $211,271, respectively.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs legal consulting services for the Company. The Company incurred expenses of $0 and $43,357 for the six months ended June 30, 2020 and 2019, respectively. The Company incurred expenses of $0 and $37,558 for the three months ended June 30, 2020 and 2019, respectively. On June 30, 2020 and December 31, 2019, the Company owed $0 to this related party.

7. STOCKHOLDERS’ EQUITY

Cash Dividend Distributions

On February 21, 2020, the Board of Managers of SeD Maryland Development LLC authorized the payment of distributions to its members in the amount of $1,200,000. Accordingly, the minority member of SeD Maryland Development LLC received a distribution in the amount of $197,400, with the remainder being distributed to a subsidiary of the Company, which is eliminated upon consolidation.

8. COMMITMENTS AND CONTINGENCIES

Lot Sale Agreements

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living (“CCRC”) parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9-acre lot would be $2,900,000.00 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland was obliged to convert the 5.9-acre CCRC parcel to 36 lots (these will be 28 feet wide villa lots) and sell such lots to NVR. SeD Maryland received the required zoning approval to change the number of such lots from 85 to 121 in July 2019.

9. SUBSEQUENT EVENTS

Name Change

On April 28, 2020, our Board of Directors unanimously recommended that the Company change its name to “LiquidValue Development Inc.” Pursuant to the Nevada Revised Statutes and our Bylaws, actions required or permitted to be taken at a meeting of the stockholders may be taken without a meeting if a written consent thereto is signed by stockholders holding not less than a majority of the voting power of the Company. On April 30, 2020, this name change was approved by the stockholder owning the majority of our issued and outstanding shares. This name change became effective on July 8, 2020. On July 7, 2020 SeD Home & REITs Inc., the 100% owned subsidiary of the Company, changed its name to Alset iHome Inc. Our Board of Directors believes that the name changes better reflect the nature of our anticipated operations.

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

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019:

	Three- Months Ended		Six-months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$2,047,405	$5,252,585	$5,001,794	$16,571,180
Cost of Sales	$1,756,846	$4,549,097	$4,257,090	$15,265,248
General and Administrative	$230,760	$261,732	$507,267	$486,745
Other Income & Expense	$11,912	$12,945	$19,454	$29,627
Provision for Income Taxes	$114,653	$-	$114,653	$-
Net (Loss) Income	$(42,942)	$454,701	$142,238	$848,814

Revenue

Revenue was $2,047,405 for the three months ended June 30, 2020 as compared to $5,252,585 for the three months ended June 30, 2019. Revenue was $5,001,794 for the six months ended June 30, 2020 as compared to $16,571,180 for the six months ended June 30, 2019. This decrease in revenue is caused by a decrease in property sales from the Ballenger and Black Oak projects in the first six months of 2020. The reduction in sales for the Ballenger project is caused by the lack of paved lot inventory, which we are currently working on. The reduction in sales for Black Oak in the first six months of 2020 relative to the first six months of 2019 is due to a one-time sale of $6,175,000 having occurred in 2019.

Cost of Sales

The sales in the first six months of 2019 were attributable to sales from Ballenger project and Black Oak project. All property sales revenue in the three months ended on June 30, 2019 came from Ballenger project. The gross margin ratios for Ballenger project in these periods were approximately16% and 0% for Black Oak project after the recognition of impairment charges on Black Oak project in 2018. All the sales in the three and six months ended on June 30, 2020 were attributable to sales from Ballenger project and the gross margins were approximately 15%. The different types of lots usually have different gross margins, the main reason which leads to the differences in 2019 and 2020.

General and Administrative Expenses

General and administrative expenses decreased from $261,732 in the three months ended June 30, 2019 to $230,760 in the three months ended June 30, 2020. General and administrative expenses increased from $486,745 in the six months ended June 30, 2019 to $507,267 in the six months ended June 30, 2020. The increase in those expenses is caused mainly by the increase in tax expenses and professional fees as well as expenses for set up and initial operations of Homeowners Association in Black Oak project in the first quarter of 2020.

Net Income

In the three months ended June 30, 2020, the Company had net loss of $42,942 compared to net income of $454,701 in the three months ended June 30, 2019. In the six months ended June 30, 2020, the Company had net income of $142,238 compared to net income of $848,814 in the six months ended June 30, 2019. The decrease in net income was caused by the decrease in sales in our Ballenger project.

Liquidity and Capital Resources

Our real estate assets have increased to $26,620,328 as of June 30, 2020 from $24,858,569 as of December 31, 2019. This increase is a result of capitalized costs related to the construction in progress being greater than the cost of sales related to construction in progress during the six months ended June 30, 2020.

Our liabilities increased from $4,065,484 at December 31, 2019 to $6,792,888 at June 30, 2020. Our total assets have increased to $33,457,474 as of June 30, 2020 from $30,785,232 as of December 31, 2019 due to the increase of the real estate assets.

As of June 30, 2020, we had cash of $1,984,129 and restricted cash of $3,967,829 compared to $1,083,329 and $4,319,543 as of December 31, 2019.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of June 30, 2020 and December 31, 2019, the revolver loan balance was $0, respectively.

On June 18, 2020, Alset iHome Inc. (formerly known as SeD Home & REITs Inc.) entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset iHome Inc. in an aggregate amount of up to $2,990,000. As of June 30, 2020, the M&T loan balance was $664,810. It is intended that this loan will be utilized to commence our residential initiatives.

On April 6, 2020, SeD Development Management LLC, one of our subsidiaries, entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Beginning in November 2020, SeD Development Management LLC will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. SeD Development Management LLC may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by SeD Development Management LLC during the eight-week period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act. During the relevant eight-week term, our payroll did not experience any material change from prior periods. Our loan balance under the PPP loan was $68,502 as of June 30, 2020.

Our subsidiaries are reviewing plans for potential additional fundraising to fund single family rental operations and the acquisition of additional real estate projects.

The future development timeline of Black Oak will be based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans we may secure from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2020 and 2019 are as follows:

	2020	2019

Net Cash Provided by Operating Activities	$79,034	$8,794,047
Net Cash Used in Investing Activities	$(4,182)	$-
Net Cash Provided by (Used in) Financing Activities	$474,234	$(6,499,733)
Net Increase in Cash and Restricted Cash	$549,086	$2,294,314
Cash and Restricted Cash at beginning of the year	$5,402,872	$4,645,164
Cash and Restricted Cash at end of the period	$5,951,958	$6,939,478

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development. In the six months ended June 30, 2020, cash provided by operating activities was $79,034 compared to cash of $8,794,047 provided by in the six months ended June 30, 2019. The sales of the Ballenger and Black Oak lots in the six months of 2019 are the main reason of increase of the cash provided by the operating activities. In January 2019 we sold 124 lots in phase one of Black Oak project which contributed to increased cash provided by in six months ended June 30, 2019. With the completion of the part of phase one of Black Oak project, development speed was adjusted. No Black Oak lot was sold in the six months ended June 30, 2020. The decrease in sales and increase in development costs from Ballenger project were the main reason for the decrease of the cash provided by the operating activities in the six months ended June 30, 2020.

Cash Flows from Investing Activities

Cash flows used in investing activities in six months ended June 30, 2020 include purchases of office computer equipment.

Cash Flows from Financing Activities

In the six months ended June 30, 2020, the Company distributed $197,400 in cash to the minority shareholder and borrowed $671,634 in bank loans. In the six months ended June 30, 2019, the Company repaid $13,899 to the Union Bank loan, distributed $740,250 in cash to the minority shareholder and repaid approximately $5.7 million of related party borrowings.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work is more likely to be performed at certain times of year. This may impact the expenses of Alset iHome Inc. from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Impact of Recent Public Health Events

In December 2019, a novel strain of coronavirus (COVID-19) was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. The COVID-19 pandemic, or other adverse public health developments, could have a material and adverse effect on our business operations.

In the three and six months ended June 30, 2020, the COVID-19 pandemic did not have a material impact on our operations. However, the extent to which the COVID-19 pandemic and the related economic decline that occurred in the United States in March of 2020 may impact our business in the future will depend on developments which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March through June 2020, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of town homes to NVR. To date, sales of such town homes by NVR are up in 2020 compared to the first half of 2019. Such town homes are often a first home that generally did not require buyers to sell an existing home. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions of sales staff and see the town homes. Home closings were able to occur electronically.

We have received strong indications that buyers and renters across the country are expressing interest in moving from more densely populated urban areas to the suburbs. We believe that our Ballenger Run project is well suited and positioned to accommodate those buyers. Our latest phase for sale at Ballenger Run, involving single-family homes, has seen a high number of interested potential buyers signing up for additional information and updates on home availability.

The COVID-19 pandemic could impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner. To date, we have experienced a slowdown in the planned construction of a clubhouse at the Ballenger Run project. We believe this delay was largely caused in part by policies requiring lower numbers of contractors working in indoor spaces. To date, this aspect of the project has fallen behind schedule by approximately one to two weeks.

The COVID-19 pandemic may adversely impact the timeliness of local government in granting required approvals. Accordingly, COVID-19 may cause the completion of important stages in our real estate projects to be delayed.

At our Black Oak project in Texas, we have strategically redesigned the lots over the past year for a smaller “starter home” products that we believe will be more resilient in fluctuating markets. Should we initiate sales at Black Oak, we believe the same implications described above regarding our Ballenger Run project may apply to our Black Oak project (including the general trend of customers’ interest shifting from urban to suburban areas). In addition, Houston and its surrounding areas have been economically impacted by the decline in energy prices in 2020. Unlike our Ballenger Run project, our Black Oak project may include our involvement in single family rental home development.

Impact on Staff

Most of our staff works out of our Bethesda, Maryland office. Our staff has shifted to mostly working from home since March 2020, but this has had minimal impact on our operations to date. The COVID-19 pandemic has also impacted the frequency with which our management would otherwise travel to the Black Oaks project; however, we have a contractor in Texas providing supervision of the project. Management continues to regularly supervise the Ballenger Run project. Limitations on the mobility of our management and staff may slow down our ability to enter into new transactions and expand existing projects.

We have not reduced our staff in connection with the COVID-19 pandemic. To date, we did not have to expend significant resources related to employee health and safety matters related to the COVID-19 pandemic. We have a small staff, however, and the inability of any significant number of our staff to work due to illness or the illness of a family member could adversely impact our operations.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report:

3.6	Amendment to the Company’s Articles of Incorporation.

10.17	Loan Agreement, dated as of June 18, 2020, by and between SeD Home & REITs Inc. and Manufacturers and Traders Trust Company.

31.1a	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1b	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2a	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2b	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officers and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQUIDVALUE DEVELOPMENT INC.

August 11, 2020	By:	/s/ Fai H. Chan
Fai H. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

August 11, 2020	By:	/s/ Moe T. Chan
Moe T. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

August 11, 2020	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

August 11, 2020	By:	/s/ Alan W. L. Lui
Alan W. L. Lui Co-Chief Financial Officer
(Principal Financial and Accounting Officer)