Form 10-Q
period 2020-09-30
LiquidValue Development Inc.
filed 2020-11-13
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 13, 2020, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets:
Real Estate
Construction in Progress	$13,223,513	$11,085,469
Land Held for Development	12,171,945	13,773,100
	25,395,458	24,858,569

Cash	929,611	1,083,329
Restricted Cash	4,106,497	4,319,543
Accounts Receivable	57,728	166,294
Related Party Receivable	824,951	211,271
Prepaid Expenses	3,940	33,219
Fixed Assets, Net	4,401	2,211
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	27,623	87,193
Total Assets	$31,373,812	$30,785,232

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,554,857	$783,576
Accrued Interest - Related Parties	228,557	324,982
Builder Deposits	1,808,747	2,445,269
Operating Lease Liability	22,833	91,330
Note Payable	687,831	-
Income Tax Payable	249,697	420,327
Total Liabilities	4,552,522	4,065,484

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at September 30, 2020 and December 31, 2019, respectively	704,043	704,043
Additional Paid In Capital	32,542,720	32,542,720
Accumulated Deficit	(8,610,898)	(8,802,076)
Total Stockholders' Equity	24,635,865	24,444,687
Non-controlling Interests	2,185,425	2,275,061
Total Stockholders' Equity	26,821,290	26,719,748
Total Liabilities and Stockholders' Equity	$31,373,812	$30,785,232

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Rental	$-	$-	$-	$8,730
Property	4,160,132	4,938,018	9,161,926	21,500,468
	4,160,132	4,938,018	9,161,926	21,509,198
Operating Expenses
Cost of Sales	3,637,351	4,353,898	7,894,441	19,619,146
General and Administrative	226,864	213,413	734,131	700,158
Impairment of Real Estate	-	4,725,275	-	4,725,275
	3,864,215	9,292,586	8,628,572	25,044,579

Income (Loss) From Operations	295,917	(4,354,568)	533,354	(3,535,381)

Other Income & Expense
Interest Income	6,348	7,932	21,610	33,589
Interest Expense	(6,574)	-	(7,669)	-
Other Income	-	1,500	5,287	5,470
Other Expense	(10,727)		(10,727)
	(10,953)	9,432	8,501	39,059

Net Income (Loss) Before Income Taxes	284,964	(4,345,136)	541,855	(3,496,322)

Provision for Income Taxes	128,260	-	242,913	-

Net Income (Loss)	156,704	(4,345,136)	298,942	(3,496,322)

Net Income Attributable to Non-controlling Interests	24,520	119,218	107,764	369,866

Net (Loss) Income Attributable to Common Stockholders	$132,184	$(4,464,354)	$191,178	$(3,866,188)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.01)	$0.00	$(0.00)

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

 See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
For the Three and Nine Months Periods Ended September 30, 2020 and 2019
(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity
January 1, 2020	704,043,324	$704,043	$32,542,720	$(8,802,076)	$2,275,061	$26,719,748

Distribution to Minority Shareholder					(197,400)	(197,400)

Net Income				130,189	54,991	185,180

March 31, 2020	704,043,324	$704,043	$32,542,720	(8,671,887)	$2,132,652	$26,707,528

Net (Loss) Income				(71,195)	28,253	(42,942)

June 30, 2020	704,043,324	704,043	32,542,720	(8,743,082)	2,160,905	26,664,586

Net Income				132,184	24,520	156,704

September 30, 2020	704,043,324	$704,043	$32,542,720	$(8,610,898)	$2,185,425	$26,821,290

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Minority Interest	Total Stockholders Equity
January 1, 2019	704,043,324	$704,043	$32,542,720	$(3,670,974)	$2,887,328	$32,463,117

Net Income				272,805	121,308	394,113

March 31, 2019	704,043,324	704,043	32,542,720	(3,398,169)	3,008,636	32,857,230

Distribution to Minority Shareholder					(740,250)	(740,250)

Net Income				325,361	129,340	454,701

June 30, 2019	704,043,324	704,043	32,542,720	(3,072,808)	2,397,726	32,571,681

Net (Loss) Income				(4,464,354)	119,218	(4,345,136)

September 30, 2019	704,043,324	$704,043	$32,542,720	$(7,537,162)	$2,516,944	$28,226,545

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	2020	2019

Cash Flows From Operating Activities
Net Income (Loss)	$298,942	$(3,496,322)
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	1,992	4,891
Impairment of Real Estate	-	4,725,275
Amortization of Debt Discount	10,727	-
Amortization of Right -Of- Use Asset	59,570	55,726
Changes in Operating Assets and Liabilities
Real Estate	(536,889)	13,250,728
Accounts Receivable	108,566	(10,764)
Related Party Receivable	(613,680)	(78,662)
Prepaid Expenses	29,279	34,745
Accounts Payable and Accrued Expenses	771,281	(1,436,610)
Accrued Interest - Related Parties	(96,425)	(898,246)
Operating Lease Liability	(68,497)	(62,707)
Builder Deposits	(636,522)	(1,340,086)
Income Tax Payable	(170,630)	-
Net Cash (Used in) Provided By Operating Activities	(842,286)	10,747,968

Cash Flows From Investing Activities
Purchase of Fixed Assets	(4,182)	-
Net Cash Used In Investing Activities	(4,182)	-

Cash Flows From Financing Activities
Borrowings	738,783	-
Financing Fee	(61,679)	-
Repayments of Note Payable	-	(13,899)
Distribution to Minority Shareholder	(197,400)	(740,250)
Repayment to Notes Payable - Related Parties	-	(5,745,584)
Net Cash Provided by (Used In) Financing Activities	479,704	(6,499,733)

Net (Decrease) Increase in Cash and Restricted Cash	(366,764)	4,248,235
Cash and Restricted Cash - Beginning of Year	5,402,872	4,645,164
Cash and Restricted Cash at End of Period	$5,036,108	$8,893,399

Supplementary Cash Flow Information
Cash Paid For Interest	$5,470	$3,822

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Amortization of Debt Discount Capitalized	$-	$381,823

  See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2020 (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LiquidValue Development Inc. (the “Company”), was incorporated in the State of Nevada on December 10, 2009. On July 8, 2020 the Company changed its name from SeD Intelligent Home Inc. to LiquidValue Development Inc. Alset iHome Inc., a Delaware corporation, was incorporated on February 24, 2015 and was formerly known as SeD Home & REITs Inc. Alset iHome Inc., a wholly-owned subsidiary of the Company, is principally engaged in developing, selling, managing, and leasing residential properties in the United States, and may expand from residential properties to other property types, including but not limited to commercial and retail properties. 99.99% of the Company’s common stock is owned by a wholly-owned subsidiary of Alset International Limited (“Alset Ltd”), a multinational public company listed on the Singapore Exchange Securities Trading Limited (“SGXST”).

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
Alset iHome Inc.	Delaware	February 24, 2015	100%
SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%
SedHome Rental, Inc.	Texas	December 19, 2018	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%
Alset Solar Inc.	Texas	September 21, 2020	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of September 30, 2020 and December 31, 2019, the aggregate non-controlling interest in Alset iHome Inc. was $2,185,425 and $2,275,061, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheets.

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

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net loss attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended September 30, 2020 or September 30, 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

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

On April 17, 2019, SeD Maryland Development, LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”). Based on the agreement, SeD Maryland Development is required to maintain a minimum balance of $2,600,000 as a security collateral fund in the interest-bearing account maintained by the lender. As part of the agreement, NVR deposits funds to M&T Bank directly from lot sales and keeps any overpayment to apply to future borrowings. On September 30, 2020 and December 31, 2019, the total restricted cash held by M&T Bank was $4,106,497 and $4,229,149, respectively.

On July 20, 2018, Black Oak Ltd. received $4,592,079 of district reimbursement for previous construction costs incurred in land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of Black Oak Ltd. and will be released upon receipt of the evidence of: (a) the execution of a purchase agreement between Black Oak Ltd. and a home builder with respect to the Black Oak development and (b) the completion, finishing and readying for home construction of at least 105 unfinished lots in the Black Oak development. The restricted cash balance on September 30, 2020 and December 31, 2019 was $0 and $90,394, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at either September 30, 2020 or December 31, 2019.

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

The Company capitalized interest from related party borrowings of $0 and $79,662 for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalized interest from related party borrowings of $0 for both, the three months ended September 30, 2020 and 2019. The Company capitalized interest from the third-party borrowings of $0 and $3,822 for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalized interest from the third-party borrowings of $0 for both the three months ended September 30, 2020 and 2019.

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

The Company did not record impairment on any of its projects during the three and nine months ended on September 30, 2020.

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

Sale of the Front Foot Benefit Assessments.

We have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total expected revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facilities and close the lot sales with NVR, which inspects these water and sewer facilities prior to the close of lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized upon NVR’s sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the nine months ended on September 30, 2020 and 2019, we recognized revenue in the amounts of $169,349 and $365,645 from FFB assessments, respectively. During the three months ended on September 30, 2020 and 2019, we recognized revenue in the amounts of $54,147 and $129,031 from FFB assessments, respectively.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the nine months ended September 30, 2020, or to our net deferred tax assets as of September 30, 2020.

Subsequent Events

The Company evaluated the events and transactions subsequent to September 30, 2020, the balance sheet date, through November 13, 2020, the date the condensed consolidated financial statements were available to be issued.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At September 30, 2020 and December 31, 2019, uninsured cash and restricted cash balances were $4,157,315 and $4,558,582, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, consisted of the following:

	September 30, 2020	December 31, 2019
Computer Equipment	$45,387	$41,597
Furniture and Fixtures	24,785	24,393
	70,172	65,990
Accumulated Depreciation	(65,771)	(63,779)
Fixed Assets Net	$4,401	$2,211

Depreciation expense was $1,992 and $4,891 for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense was $603 and $1,564 for the three months ended September 30, 2020 and 2019, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On September 30, 2020 and December 31, 2019, there were $1,808,747 and $2,445,269 held on deposit, respectively.

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

As of September 30, 2020 and December 31, 2019, the principal loan balance was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process during 2019.

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

As of September 30, 2020, the loan balance was $670,281. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $61,679 which are amortized over the term of the loan. As of September 30, 2020, the remaining unamortized debt discount was $50,952.

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

6. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited, a subsidiary of Alset Ltd, to fund development and operation costs. The Company is 99.99% owned by SeD Home International, which is wholly owned by Alset Ltd. The advances bear interest of 10% and are payable on demand. As of September 30, 2020 and December 31, 2019, Alset iHome Inc. (formerly SeD Home & REITs Inc.) had outstanding principal due of $0 and accrued interest of $228,557. During the three and nine months ended September 30, 2020 and 2019, the Company did not incur any interest from this related party.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International)

The Company receives advances from SeD Intelligent Home, the owner of 99.99% of the Company. The advances bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2019, there was $0 of principal and $96,424 of accrued interest outstanding. On February 24, 2020 the Company repaid outstanding interest and at the same time loaned $503,576 to SeD Intelligent Home. The advances bear interest of 5%. On September 30, 2020, SeD Intelligent Home owed the Company $458,680 in principal and $13,481 in accrued interest. During the nine months ended September 30, 2020 and 2019, the Company earned interest income of $13,481 and $0, respectively. During the three months ended September 30, 2020 and 2019, the Company earned interest income of $5,579 and $0, respectively.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. From January 2019, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $60,000 and $180,000 for the three and nine months ended September 30, 2020 and 2019, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On September 30, 2020 and December 31, 2019, the Company owed $20,000 and $0, respectively, to this related party.

Advances to HF Enterprises Inc.

The Company pays some operating expenses for HF Enterprise Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On September 30, 2020 and December 31, 2019, the balance of these advances was $352,790 and $211,271, respectively.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs legal consulting services for the Company. The Company incurred expenses of $12,645 and $46,510 for the nine months ended September 30, 2020 and 2019, respectively. The Company incurred expenses of $12,645 and $3,153 for the three months ended September 30, 2020 and 2019, respectively. On September 30, 2020 and December 31, 2019, the Company owed $0 to this related party.

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

8. COMMITMENTS AND CONTINGENCIES

Lot Sale Agreements

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living (“CCRC”) parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9-acre lot would be $2,900,000 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland was obliged to convert the 5.9-acre CCRC parcel to 36 lots (these will be 28 feet wide villa lots) and sell such lots to NVR. SeD Maryland received the required zoning approval to change the number of such lots from 85 to 121 in July 2019.

9. SUBSEQUENT EVENTS

Cash Dividend Distributions

On November 6, 2020, the Board of Managers of SeD Maryland Development LLC approved the payment of a distribution to members and paid $82,250 in distributions to the non-controlling shareholder.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019:

	Three- Months Ended		Nine-months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$4,160,132	$4,938,018	$9,161,926	$21,509,198
Cost of Sales	$3,637,351	$4,353,898	$7,894,441	$19,619,146
General and Administrative	$226,864	$213,413	$734,131	$700,158
Impairment of Real Estate	$-	$4,725,275	$-	$4,725,275
Other (Expense) Income	$(10,953)	$9,432	$8,501	$39,059
Provision for Income Taxes	$128,260	$-	$242,913	$-
Net Income (Loss)	$156,704	$(4,345,136)	$298,942	$(3,496,322)

Revenue

Revenue was $4,160,132 for the three months ended September 30, 2020 as compared to $4,938,018 for the three months ended September 30, 2019. Revenue was $9,161,926 for the nine months ended September 30, 2020 as compared to $21,509,198 for the nine months ended September 30, 2019. This decrease in revenue is caused by a decrease in property sales from the Ballenger and Black Oak projects in the first nine months of 2020. The reduction in sales for the Ballenger project is caused by the lack of paved lot inventory, which we are currently working on. The reduction in sales for Black Oak in the first nine months of 2020 relative to the first nine months of 2019 is due to a one-time sale of $6,175,000 having occurred in 2019.

Cost of Sales

The sales in the first nine months of 2019 were attributable to sales from Ballenger project and Black Oak project. All property sales revenue in the three months ended on September 30, 2019 came from Ballenger project. The gross margin ratios for Ballenger project in these periods were approximately 16% and 0% for Black Oak project after the recognition of impairment charges on Black Oak project in 2018. All the sales in the three and nine months ended on September 30, 2020 were attributable to sales from Ballenger project and the gross margins were approximately 13%. The different types of lots usually have different gross margins, the main reason which leads to the differences in 2019 and 2020.

General and Administrative Expenses

General and administrative expenses increased from $213,413 in the three months ended September 30, 2019 to $226,864 in the three months ended September 30, 2020. General and administrative expenses increased from $700,158 in the nine months ended September 30, 2019 to $734,131 in the nine months ended September 30, 2020. The increase in those expenses is caused mainly by the increase in the franchise tax fees and professional fees as well as expenses for set up and initial operations of Homeowners Association in Black Oak project in the first quarter of 2020.

Net Income

In the three months ended September 30, 2020, the Company had net income of $156,704 compared to net loss of $4,345,136 in the three months ended September 30, 2019. In the nine months ended September 30, 2020, the Company had net income of $289,942 compared to net loss of $3,496,322 in the nine months ended September 30, 2019. The increase in net income was caused by the impairment of $4,725,275 recorded on Black Oak project’s net book value in 2019.

Liquidity and Capital Resources

Our real estate assets have increased to $25,395,458 as of September 30, 2020 from $24,858,569 as of December 31, 2019. This increase is a result of capitalized costs related to the construction in progress being greater than the cost of sales related to construction in progress during the nine months ended September 30, 2020.

Our liabilities increased from $4,065,484 at December 31, 2019 to $4,552,522 at September 30, 2020. Our total assets have increased to $31,373,812 as of September 30, 2020 from $30,785,232 as of December 31, 2019 due to the increase of the real estate assets.

As of September 30, 2020, we had cash of $929,611 and restricted cash of $4,106,497 compared to $1,083,329 and $4,319,543 as of December 31, 2019.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of September 30, 2020 and December 31, 2019, the revolver loan balance was $0, respectively.

On June 18, 2020, Alset iHome Inc. (formerly known as SeD Home & REITs Inc.) entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset iHome Inc. in an aggregate amount of up to $2,990,000. As of September 30, 2020, the M&T loan balance was $670,281. It is intended that this loan will be utilized to commence our residential initiatives.

On April 6, 2020, SeD Development Management LLC, one of our subsidiaries, entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first ten months of principal and interest deferred, or until we apply for the loan forgiveness with the lender. Beginning in March 2021, SeD Development Management LLC will make 18 equal monthly payments of principal and interest with the final payment due in August 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. SeD Development Management LLC may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by SeD Development Management LLC during the eight-week period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act. During the relevant eight-week term, our payroll did not experience any material change from prior periods. Our loan balance under the PPP loan was $68,502 as of September 30, 2020.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 are as follows:

	2020	2019

Net Cash (Used in) Provided by Operating Activities	$(842,286)	$10,747,968
Net Cash Used in Investing Activities	$(4,182)	$-
Net Cash Provided by (Used in) Financing Activities	$479,704	$(6,499,733)
Net (Decrease) Increase in Cash and Restricted Cash	$(366,764)	$4,248,235
Cash and Restricted Cash at beginning of the year	$5,402,872	$4,645,164
Cash and Restricted Cash at end of the period	$5,036,108	$8,893,399

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development. In the nine months ended September 30, 2020, cash used in operating activities was $842,286 compared to cash of $10,747,968 provided by in the nine months ended September 30, 2019. The sales of the Ballenger and Black Oak lots in the nine months of 2019 are the main reason of increase of the cash provided by the operating activities. In January 2019 we sold 124 lots in phase one of Black Oak project which contributed to increased cash provided by in nine months ended September 30, 2019. With the completion of the part of phase one of Black Oak project, development speed was adjusted. No Black Oak lot was sold in the nine months ended September 30, 2020. The decrease in sales and increase in development costs from Ballenger project were the main reason for the increase of the cash used in the operating activities in the nine months ended September 30, 2020.

Cash Flows from Investing Activities

Cash flows used in investing activities in nine months ended September 30, 2020 include purchases of office computer equipment.

Cash Flows from Financing Activities

In the nine months ended September 30, 2020, the Company distributed $197,400 in cash to the minority shareholder and borrowed $738,783 in bank loans. In the nine months ended September 30, 2019, the Company repaid $13,899 to the Union Bank loan, distributed $740,250 in cash to the minority shareholder and repaid approximately $5.7 million of related party borrowings.

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

In the three and nine months ended September 30, 2020, the COVID-19 pandemic did not have a material impact on our operations. However, the extent to which the COVID-19 pandemic and the related economic decline that occurred in the United States in March of 2020 may impact our business in the future will depend on developments which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March through September 2020, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of homes to NVR. To date, sales of such homes by NVR are up in 2020 compared to the first nine months of 2019. Such homes are often a first home that generally did not require buyers to sell an existing home. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions of sales staff and see the homes. Home closings were able to occur electronically.

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

The COVID-19 pandemic could impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner. We have experienced a slowdown in the planned construction of a clubhouse at the Ballenger Run project which was completed behind schedule. We believe this delay was caused in part by policies requiring lower numbers of contractors working in indoor spaces.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIQUIDVALUE DEVELOPMENT INC.

November 13, 2020	By:	/s/ Fai H. Chan
Fai H. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

November 13, 2020	By:	/s/ Moe T. Chan
Moe T. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

November 13, 2020	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 13, 2020	By:	/s/ Alan W. L. Lui
Alan W. L. Lui Co-Chief Financial Officer
(Principal Financial and Accounting Officer)