Form 10-K
period 2020-12-31
LiquidValue Development Inc.
filed 2021-03-22
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 22, 2021, there were 704,043,324 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us,” and “our” refer to LiquidValue Development Inc., and “our board of directors” refers to the board of directors of LiquidValue Development Inc.

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

LiquidValue Development Inc.
Form 10-K
For the Year Ended December 31, 2020

PART I

Item 1. Business.

General

LiquidValue Development Inc. (the “Company”), formerly known as SeD Intelligent Home Inc. and Homeownusa, was incorporated in the State of Nevada on December 10, 2009. Our address is 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814. Our telephone number is 301-971-3940.

On December 22, 2016 Alset International Limited (formerly known as Singapore eDevelopment Limited and referred to herein as “Alset International”) acquired 74,015,730 shares of the Company’s common stock. Alset International subsequently contributed its ownership in the Company to its subsidiary SeD Intelligent Home Inc, formerly known as SeD Home International, Inc. (which also owned Alset EHome Inc. until December 29, 2017, at which time SeD Intelligent Home Inc. contributed its shares of Alset EHome Inc. to the Company). On January 10, 2017, our board of directors appointed Fai H. Chan as Director. On March 10, 2017, Rongguo (Ronald) Wei was appointed as Chief Financial Officer of the Company.

On September 5, 2017, the Company changed its name to SeD Intelligent Home Inc., and increased its number of authorized shares to 1,000,000,000 (the par value per share remained $.001). On July 7, 2020, the Company changed its name to LiquidValue Development Management Inc.

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), Alset EHome Inc. (formerly known as Alset iHome Inc, SeD Home & REITs Inc. and SeD Home, Inc., and referred to herein as “Alset EHome”), a Delaware corporation, and SeD Intelligent Home Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into Alset EHome, with Alset EHome surviving as a wholly-owned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017. The Company ceased to be a “shell company” as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. The Company’s business operations became those operations that Alset EHome was conducting.

In connection with the acquisition of Alset EHome, the Company appointed new officers and directors. Fai H. Chan and Moe T. Chan serve as co-Chief Executive Officers; Rongguo (Ronald) Wei and Alan W. L. Lui serve as Co-Chief Financial Officers, and our Board of Directors includes Fai H. Chan, Moe T. Chan, Conn Flanigan and Charles MacKenzie.

Alset EHome was incorporated in Delaware on February 24, 2015, and was named SeD Home USA, Inc. before changing its name in May of 2015 to SeD Home, Inc. On February 6, 2020, this name was changed to SeD Home & REITs Inc., on July 7, 2020 the name was changed to Alset iHome Inc. and on December 9, 2020 it was changed to Alset EHome Inc. Prior to the Closing, the officers and directors of Alset EHome are the same six individuals who are the officers and directors of the Company.

With the completion of the Company’s acquisition of Alset EHome, we entered into the business of land development. While the Company will own real estate, the Company does not intend to be a REIT for federal tax purposes. Alset EHome’s Lakes at Black Oak  (referred to herein as “Black Oak”) project is a 162-acre land sub-division development located north of Houston, Texas. Alset EHome’s Ballenger Run project is a 197-acre sub-division development near Washington D.C. in Frederick County, Maryland. Alset EHome conducts its operations through twelve wholly and partially owned subsidiaries. Alset EHome’s affiliates provide project and asset management via separate agreements with consultants.

The land development business involves converting undeveloped land into buildable lots. When possible, in future projects we will attempt to mitigate risk by attempting to enter into contracts with strategic home building partners for the sale of lots to be developed. In such circumstances, it is our intention that (i) we will conduct a feasibility study on a particular land development; (ii) both Alset EHome and the strategic home building partners will work together in connection with acquisition of the appropriate land; (iii) strategic home building partners will typically agree to enter into agreements to purchase up to 100% of the buildable lots to be developed; (iv) Alset EHome and the strategic home building partners will enter into appropriate agreements; and (v) Alset EHome will proceed to acquire the land for development and will be responsible for the infrastructure development, ensuring the completion of the project and delivery of buildable lots to the strategic home building partner.

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

The Company, utilizing the extensive business network of its management and majority shareholder, may from time to time attempt to forge joint ventures with other parties. Through its subsidiaries, Alset EHome may manage such joint ventures.

In addition to the completion of our current projects, we intend to seek additional land development projects in diverse regions across the United States. Such projects may be within both the for sale and for rent markets, and we may expand from residential properties to other property types, including but not limited to commercial and retail properties. We will consider projects in diverse regions across the United States, however, Alset EHome and its management and consultants have longstanding relationships with local owners, brokers, managers, lenders, tenants, attorneys and accountants to help it source deals throughout Maryland and Texas. Alset EHome will continue to focus on off-market deals and raise appropriate financing.

Alset EHome, via a subsidiary, is presently exploring opportunities to expand its current portfolio by developing communities solely designed for renters. Alset EHome is exploring the potential to pursue this new endeavor in part to improve cash flow and smooth out the inconsistencies of income in residential land development. Alset EHome will continue to attempt to mitigate risk and maximize returns.

Entering into the business of building homes with the intention of owning and renting those homes would provide an opportunity for Alset EHome to create value by (i) acquiring properties for horizontal and vertical development; (ii) providing fee generation via property management and leasing; and (iii) capturing rent escalations over long term periods. Alset EHome and its affiliates would provide property management for customers seeking to offload home maintenance and lawn care.

Through our subsidiaries, we will explore the potential to pursue other business opportunities related to real estate. The Company is evaluating the potential to enter into activities related to solar energy and energy efficient products as well as smart home technologies, although we note that these potential opportunities remain at the exploratory stage, and we may not pursue these opportunities at the discretion of our management. Through the Company’s eco-systems of businesses based around sustainable, healthy living communities, Alset EHome intends to develop single family homes which are eco-friendly. They will be fitted out with solar energy products such as photovoltaic systems, battery systems, and car charging ports for sustainable transport as well as other energy efficient systems. The Company also envisions acquiring land surrounding its communities for solar farm projects to power these communities. Alset EHome has commenced the infrastructure design and engineering for this sustainable, healthy living community concept within the Black Oak project outside of Houston, Texas. The company intends to bring this concept to other strategic parts of the US as well as markets abroad.

We also intend to enlarge the scope of property-related services. Additional planned activities, which we intend to be carried out through Alset EHome, include financing, home management, realtor services, insurance and home title validation. We may particularly provide these services in connection with homes we build. These activities are also in the planning stages.

As of December 31, 2020, we had total assets of $29,219,785 and total liabilities of $2,691,098. Total assets as of December 31, 2019 were $30,785,232 and total liabilities were $4,065,484.

Employees

At the present time, the Company has four full time employees. Much of our work is done by contractors retained for projects, and at the present time we have no part-time employees.

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

In the year ended December 31, 2020, the COVID-19 pandemic did not have a material impact on our operations. However, the extent to which the COVID-19 pandemic and the related economic decline that occurred in the United States in March of 2020 may impact our business in the future will depend on developments which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March through December 2020, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of homes to NVR. Sales of such homes by NVR were at the same level in 2020 as in the 2019. In 2020 we sold 121 lots to NVR and in 2019, 123 lots. Such homes are often a first home that generally did not require buyers to sell an existing home. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions to sales staff and see the homes. Home closings were able to occur electronically.

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

At our Black Oak project in Texas, we have strategically redesigned the lots over the past year for a smaller “starter home” products that we believe will be more resilient in fluctuating markets. Should we initiate sales at Black Oak, we believe the same implications described above regarding our Ballenger Run project may apply to our Black Oak project (including the general trend of customers’ interest shifting from urban to suburban areas). In addition, Houston and its surrounding areas were economically impacted by the decline in energy prices in 2020. Unlike our Ballenger Run project, our Black Oak project may include our involvement in single family rental home development.

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

Corporate Organization

The following chart describes the Company’s ownership of various subsidiaries:

Black Oak

Our Black Oak project is a 162-acre land infrastructure development and sub-division project situated in Magnolia, Texas north of Houston. 150 Black Oak, Ltd. was a partnership formed by our former partner prior to our investment in this project. Black Oak had contracts to purchase seven contiguous parcels of land. Our initial equity investment was US$4.3 million for ownership of 60% of the partnership. Upon this initial investment in February 2014, we changed the name of the partnership to 150 CCM Black Oak, Ltd (“Black Oak”) and subsequently increased our ownership to 69%. On July 23, 2018, SeD Development USA, LLC, a wholly owned subsidiary of the Company, entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak. Prior to the Partnership Interest Purchase Agreements, the Company owned and controlled Black Oak through its 68.5% limited partnership interest and its ownership of the General Partner, 150 Black Oak GP, Inc, a 0.5% owner in Black Oak. As a result of the purchase, the Company, through its subsidiaries, now owns 100% of Black Oak. 150 Black Oak GP, Inc. is wholly owned by SeD USA, LLC, which in turn is wholly owned by Alset EHome. The limited partnership interests are owned by SeD Development USA, Inc., which is wholly owned by Alset EHome. 150 Black Oak GP, Inc. was previously jointly owned with a partner, but is now entirely owned by SeD USA, LLC.

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

The estimated construction costs (not including the cost of land and financing costs) and completion date for each phase are as follows. Please note that the following is subject to change based on our single family for sale and for rent models:

Black Oak	Estimated Construction Costs	Expected Completion Date
Phase 1	$7,080,000	Completed
Phase 2	330,671	November 2022
Phase 3	422,331	November 2022
Phase 4	142,788	November 2022
Phase 5	3,293,000	April 2022
Total	$11,268,790

On July 3, 2018, 150 CCM Black Oak Ltd. entered into a Purchase and Sale Agreement with Houston LD, LLC for the sale of 124 lots within the Black Oak project (the “Black Oak Purchase Agreement”). Pursuant to the Black Oak Purchase Agreement, it was agreed that 124 lots would be sold for a range of prices based on the lot type. In addition, Houston LD, LLC agreed to contribute a “community enhancement fee” for each lot, collectively totaling $310,000 which was held in escrow. 150 CCM Black Oak, Ltd. agreed to apply these funds exclusively towards an amenity package on the property. The closing of the transactions contemplated by the Black Oak Purchase Agreement was subject to Houston LD, LLC completing due diligence to its satisfaction.

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

On January 18, 2019, the sale of 124 lots at Black Oak was completed for $6,175,000 and the community enhancement fee equal to $310,000 was delivered to the escrow account, which was later drawn and closed. An impairment of real estate of approximately $2.4 million related to this sale was recorded on December 31, 2018. The revenue was recognized in January, 2019, when the sale was closed, and no gain or loss was recognized in January, 2019.

On July 20, 2018, Black Oak Ltd received $4,592,079 of district reimbursement for previous construction costs incurred in the land development. Of this amount, $1,650,000 remained on deposit in the District’s Capital Projects Fund for the benefit of Black Oak Ltd and to be released upon receipt of the evidence of the: (a) execution of a purchase agreement between Black Oak Ltd and a home builder with respect to the Black Oak development and (b) of the completion, finishing and making ready for home construction of at least 105 unfinished lots in the Black Oak development. After entering the purchase agreement with Houston LD, LLC, the above requirements were met. The amount of the deposit was released to the Company after presenting the invoices paid for land development. After releasing funds to the Company, the amount on deposit was $0 and $90,394 on December 31, 2020 and December 31, 2019, respectively.

On September 30, 2019, the Company recorded approximately $4.7 million of impairment on the Black Oak project based on discounted estimated future cash flows.

On December 31, 2019, the Company recorded approximately $1.2 million of additional impairment on the Black Oak project based on discounted estimated future cash flows.

On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.297 acre tract of land in Montgomery County, Texas. The Company’s strategic acquisition contiguous to the Black Oak project is intended to provide additional lot yield, potential additional amenities and/or a solar farm to support the Company’s sustainable, healthy living concept.

At the present time, the Company is also considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Black Oak property.

Ballenger Run

In November 2015, we completed the $15.65 million acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into the Assignable Real Estate Sales Contract with NVR, Inc. (“NVR”) by which RBG Family, LLC would sell the 197 acres for $15 million to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC in the Assignment and Assumption Agreement and entered into a series of Lot Purchase Agreements by which NVR would purchase subdivided lots from SeD Maryland Development, LLC.

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

SeD Maryland entered into a Project Development and Management Agreement for Ballenger Run with MacKenzie Development Company, LLC and Cavalier Development Group, LLC on February 25, 2015. MacKenzie Development Company, LLC assigned its rights and obligations to this agreement to Adams Aumiller Properties, LLC on September 9, 2017. Pursuant to this Project Development and Management Agreement, Adams Aumiller, LLC and Cavalier Development Group, LLC coordinate and manage the construction, financing, and development of Ballenger Run. SeD Maryland compensates Adams Aumiller LLC and Cavalier Development Group, LLC with a monthly aggregate fee of $14,667 until all single family and townhome lots are sold. The monthly aggregate fee will then be adjusted to $11,000 which will continue for approximately eight months to allow all close out items to be finished, including the release of guarantees and securities as required by government authorities. The Project Development and Management Agreement for Ballenger Run also requires SeD Maryland to pay a fee of $1,200 and $500 for each single-family and townhome, respectively, sold to a third party. SeD Maryland also paid a fee of $50,000 after the sale of the parcel underlying the multi-family lots in August 2018.

This property was initially zoned for 443 entitled Residential Lots, 210 entitled Multifamily Units and 200 entitled continuing care retirement community units approved for twenty (20) years from the date of a Developers Rights & Responsibilities Agreement dated October 8, 2014, as amended on September 6, 2016. In July 2019 we received required government approval to revise the zoning of this property to include 479 entitled residential lots and 210 entitled multi-family units, with no entitled continuing care retirement community units. We anticipate that the completion of our involvement in this project will take approximately 12-18 months from the date of this Annual Report.

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

The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be $4,179,000. The expected completion date for the final phases of the Ballenger Run project is June of 2022.

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

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) which is comprised of: (1) a Note in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000, and (2) a letter of credit facility in an aggregate amount of up to $900,000 (the “L/C Facility”). The Note bears an interest rate of the one month LIBOR plus 375 basis points. Commissions on each letter of credit (“L/C”) will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The Note is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Development Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to M&T Bank on the property owned by SeD Maryland. As of December 31, 2020 and 2019, the outstanding balance of the revolving loan was $0.

On April 17, 2019, SeD Maryland Development LLC and Union Bank terminated the Revolving Credit Note. After termination, Union Bank still held $602,150 as collateral for these outstanding Letters of Credit (L/C). The L/C collateral was released in June 2019, when all L/Cs were transferred to the M&T Bank L/C Facility.

Expenses from Ballenger Run include, but are not limited to costs associated with land prices, closing costs, hard development costs, cost in lieu of construction, soft development costs and interest costs. We presently estimate these costs to be between $56 and $57 million. We may also encounter expenses which we have not anticipated, or which are higher than presently anticipated.

The initial phases of this project have been completed and we are currently in the final phases of this project. The following chart describes the various phases of this project:

SF	Neo	Villa	TH	Total
Phase 1	40	9	30	33	112
Phase 2A	39	24	0	0	63
Phase 2B	0	0	0	59	59
Phase 2C	0	0	26	16	42
Phase 2D	0	0	29	43	72
Phase 3A	56	0	0	0	56
Phase 3B	39	0	0	0	39
Land Bay D	0	0	36	0	36
Total	174	33	121	151	479

Land Bay D
Phase 2C
Phase 2D
Phase 3B
Phase 2B
Phase 1
Phase 3A
Phase 2A
Multifamily Site
Clubhouse & Pool
BALLENGER RUN

Ballenger Run Phasing Plan

Phase 1 construction of all infrastructure was completed in 2017. The initial model lot sales with NVR began in May 2017 and all lot sales of varying types as outlined in the chart set forth above are continuing through the first quarter of 2018. In the fourth quarter of 2017 all improvement plans and cost estimates were approved for Phases 2A, 2B, 2C and 2D. Phase 2B is the next phase of lot takedowns for NVR. Phase 2B plat recordation and final construction began in March of 2018. Lot sales to NVR also began in March of 2018. Phases 2A and 2C plat recordation and construction began in June of 2018 and were completed in December 2018 Phase 2D construction began in September 2018 and was completed in June 2019. Phase 3A construction began in June 2020 and NVR is currently building in this Phase. Phase 3B construction began in August 2020 and was completed in December 2020. The Clubhouse and pool began construction in Fall 2019 and was completed in June 2020.

Sale of Residential Lots

The 479 Residential Lots were contracted for sale under a Lot Purchase Agreement to NVR, a company based in the US and listed on the New York Stock Exchange. NVR is a home builder which is engaged in the construction and sale of single-family detached homes, townhouses and condominium buildings. It also operates a mortgage banking and title services business. Under the Lot Purchase Agreements, NVR provided Alset EHome with an upfront deposit of $5.6 million and has agreed to purchase the lots at a range of prices. The lot types and quantities to be sold to NVR under the Lot Purchase Agreements include the following:

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

The sale of 13 model lots to NVR began in May of 2017. 121 lots were sold in the year ended December 31, 2020, compared to 123 lots sold in the year ended December 31, 2019. As of December 31, 2020, 388 lots have been sold to NVR with 91 remaining for the duration of the project. NVR continues to market and sell homes.

Sale of Lots for the Multi-family Units

In June 2016, SeD Maryland entered into a lot purchase agreement with Orchard Development Corporation relating to the sale of 210 multifamily units in the Ballenger Run Project for a total purchase price of $5,250,000, which closed on August 7, 2018.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total expected revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facilities and close the lot sales with NVR, which inspects these water and sewer facilities prior to the close of lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized upon NVR’s sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December, 2020 and 2019, we recognized revenue in the amounts of $273,620 and $548,457 from FFB assessments, respectively.

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

Home Incubation Project

Recognizing that large land sub-division projects have a longer time horizon, we previously introduced a home incubation initiative to market completed U.S. single-family homes, with existing tenants, to investors in Asia. Under this project, we purchased 27 homes, mostly located in Texas. We sold 24 of the homes by the end of 2016, an additional two in 2017 and the last one in December of 2019.

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

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Co-Chief Executive Officers and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2020, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2020, we had a material weakness that relates to the relatively small number of staff who have bookkeeping and accounting experience. This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremedied by the company as of December 31, 2020, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

The Company owns the Ballenger Run Project with another LLC member. This entity is controlled, however, by the Company not only through the Company’s majority voting interest in such project, but also through the control of the entity responsible for such project’s day-to-day operations. The project will be dependent upon SeD Development Management LLC, a subsidiary of Alset EHome, for the services required for its operations. The Company’s control of both the voting control of this project as well as the control of the entity responsible for the day-to-day interests of the project could create conflicts of interest between our Company and our partner in the project. SeD Maryland, the owner of the project, has no employees, and this project will be dependent upon SeD Development Management LLC and its affiliates for the services required for its operations.

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

Fai H. Chan, one of our Co-Chief Executive Officers, is both an officer and director of Alset International, the entity which owns SeD Intelligent Home Inc., our majority shareholder. Mr Chan is also the Chairman and Chief Executive Officer of Alset EHome International Inc., a Nasdaq listed company that owns the majority of Alset International. Mr. Chan is involved in a number of other projects other than our Company’s real estate business and will continue to be so involved. Moe T. Chan, our other Co-Chief Executive Officer, is both an officer and director of Alset International and will also be involved in projects other than our Company’s real estate business. Both of our Co-Chief Executive Officers have their primarily residences and business offices in Asia, and accordingly, there will be limits on how often they are able to visit the locations of our real estate projects. Similarly, our Co-Chief Financial Officers are both engaged in non-real estate activities of Alset International and Alset EHome International Inc., and only one of our Co-Chief Financial Officers resides and works in the United States (at an office located in Bethesda, MD).

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

Our majority shareholder, SeD Intelligent Home Inc., presently owns 99.99% of our issued and outstanding common stock. While we anticipate that such percentage will be diluted over time, our majority shareholder, its parent and affiliates will be perceived as having influence over our management and operations, and any loans or other agreements which we may enter into with our majority shareholder and its parent and affiliates may be perceived by investors as being on terms that are less favorable than we could otherwise receive; such perception could adversely impact the price of our common stock. Similarly, such agreements could be perceived as being on terms more favorable than those that could be obtained from third parties, and any unwillingness by our majority shareholder and its parent and affiliates to engage with our common stock could discourage investors.

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

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. The coronavirus, or other adverse public health developments, could have a material and adverse effect on our business operations. The coronavirus’ far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. In addition, the coronavirus could directly impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner. The coronavirus may adversely impact the timeliness of local government in granting required approvals.  Accordingly, the coronavirus may cause the completion of important stages in our projects to be delayed.  The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted. For more information on this matter, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Impact of the COVID-19 Pandemic.”

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

We have been highly dependent on sales of residential lots to NVR. Pursuant to agreements between NVR and SeD Maryland Development, LLC, NVR will be the sole purchaser of 479 residential lots at our Ballenger Project. During 2019 and 2020, we received $15.9 million and $15.4 million in revenue from lot sales to NVR, respectively. Therefore, at the present time, a significant portion of our business depends largely on NVR’s continued relationship with us. A decision by NVR to discontinue or limit its relationship with us could have a material adverse impact on the Company.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Black Oak

The Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development consisted of approximately 162 acres.  On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.297 acre tract of land in Montgomery County. The Company’s strategic acquisition contiguous to the Black Oak project is intended to provide additional lot yield, potential additional amenities and/or a solar farm to support the Company’s sustainable, healthy living concept. Together with the additional tract of land there are approximately 648 lots to be platted for the Company’s future endeavors. This does not include the 124 lots sold to Rausch Coleman in Phase I.   150 CCM Black Oak Ltd is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

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

Office Space

At the present time, the Company is renting offices in Houston, Texas and Bethesda, Maryland through Alset EHome. At the present time, our office space is sufficient for our operations as presently conducted, however, as we expand into new projects and into new areas of operations, we anticipate that we will require additional office space.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is presently no established public trading market for our shares of common stock. We plan to reapply for quoting of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares of common stock will be quoted on the Bulletin Board or, if traded, that a public market will materialize. In connection with the change of the Company’s name from Homeownusa to SeD Intelligent Home Inc., the Company’s symbol changed from HMUS to SEDH on December 13, 2017. On July 7, 2020 the Company changed its name to LiquidValue Development Inc., changing at the same time the symbol to LVDW.

Holders

As of March 22, 2021, the Company had 53 shareholders.

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

Recent sales of unregistered securities; use of proceeds from registered securities

On December 29, 2017, we issued 630,000,000 shares of our Common Stock to SeD Intelligent Home Inc., the sole shareholder of Alset EHome, in exchange for all 500,000,000 of the issued and outstanding shares of Alset EHome. Such securities were not registered under the Securities Act of 1933 and were issued pursuant to the exemption under Section 4(2) of the Securities Act.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2020.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies

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

Results of Operations

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Year Ended
	December 31, 2020	December 31, 2019

Revenue	$15,656,829	$22,855,445
Cost of Sales	$14,326,252	$20,364,293
General and Administrative	$1,185,368	$861,645
Impairment of Real Estate	$-	$5,920,599
Net Income (Loss)	$220,189	$(4,674,119)

Revenue

Revenue was $15,656,829 for the period ended December 31, 2020 as compared to $22,855,445 for the period ended December 31, 2019. The increased revenue in year 2019 is primarily attributable to the Company having first sale of a section of Black Oak Project. Pursuant to a lot purchase agreement dated July 3, 2018, 150 CCM Black Oak Ltd sold 124 lots located in the Company’s Black Oak to Houston LD, LLC for a total purchase price of $6,175,000. As for our Ballenger Project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time. The revenue from the sale of lots in our Ballenger project was similar in both years, 2019 and 2020.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $548,457 in the year ended December 31, 2019 to $273,620 in year ended December 31, 2020. The decrease is a mixed result of the decreased sale of properties to homebuyers in 2020 and sale of FFBs of a smaller value.

Operating Expenses

Cost of sales decreased from $20,364,293 in the period ended December 31, 2019 to $14,326,252 in the period ended December 31, 2020. The Company had a gross margin of 8.5% in 2020 compared to 10.9% in 2019.

The general and administrative expenses increased from $861,645 for the period ended December 31, 2019 to $1,185,368 for the period ended December 31, 2020 due to an increase in professional fees.

We recorded approximately $5.9 million impairment of real estate for Black Oak project in 2019 based on discounted estimated future cash flows.

Net Loss

After a net loss of $4,674,119 for the period ended December 31, 2019, we had a net income of $220,189 for the period ended on December 31, 2020. The loss in 2019 is a result of impairment of Black Oak sale to Houston LD LLC.

Liquidity and Capital Resources

Our real estate assets have decreased to $20,616,237 as of December 31, 2020 from $24,858,569 as of December 31, 2019. This decrease primarily reflects a higher increase in the cost of sales than in the capitalized costs related to the construction in progress. Our liabilities declined from $4,065,484 at December 31, 2019 to $2,691,098 at December 31, 2020. Our total assets have decreased to $29,219,785 as of December 31, 2020 from $30,785,232 as of December 31, 2019.

As of December 31, 2020, we had cash in the amount of $2,375,180, compared to $1,083,329 as of December 31, 2019. Our Ballenger Run revolver loan balance from M&T Bank was $0 at December 31, 2020 and 2019.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019

Net Cash Provided by Operating Activities	$2,434,714	$7,586,441
Net Cash Used in Investing Activities	$(4,181)	$-
Net Cash Provided by (Used in) Financing Activities	$270,842	$(6,828,733)
Net Increase in Cash	$2,701,375	$757,708
Cash and restricted cash at beginning of the year	$5,402,872	$4,645,164
Cash and restricted cash at end of the year	$8,104,247	$5,402,872

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets which we plan to sell, such as land purchased for development and resale, and costs related to construction, which are capitalized in the book. In 2020, cash provided by operating activities was $2,434,714 compared with 2019, in which the cash provided was $7,586,441. With the completion of Phase One of our Black Oak project, development speed was adjusted. The Company’s development funding conditions and development costs decreased as well.

Cash Flows from Investing Activities

Cash flows used in investing activities in 2020 include purchases of office fixture and computer equipment.

Cash Flows from Financing Activities

In 2020 Alset EHome borrowed $664,810 from M&T Bank, incurring at the same time origination fees of $61,679. During 2020, $14,458 interest incurred on this loan. In the same period, SeD Maryland Development distributed $411,250 in cash to the minority shareholder. In 2019 the Company paid back approximately $5.7 million of related party borrowings and paid back $13,899 of Union Bank loan. Additionally, SeD Maryland Development distributed approximately $1.1 million in cash to the minority shareholder.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to be performed at certain times of year. This may impact the expenses of Alset EHome from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which was approximately all the revenue of the Company in 2020 and 2019, is as follows:

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

Contract Assets and Contract Liabilities

Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional. We disclose receivables from contracts with customers separately on the balance sheets.

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

See following chart for details of the capitalized construction costs of Ballenger and Black Oak projects as of December 31, 2020 and 2019:

	As of December 31, 2020
	Ballenger Run	Black Oak	Total
	($)	($)	($)
Hard Construction Costs	26,542,028	3,647,973	30,190,001
Engineering	3,516,161	1,885,761	5,401,922
Consultation	340,528	105,667	446,195
Project Management	3,682,401	874,028	4,556,429
Legal	359,353	235,961	595,314
Taxes	1,273,587	770,983	2,044,570
Other Services	1,291,447	33,091	1,324,538
Impairment Reserve	-	(5,920,599)	(5,920,599)
Construction - Sold Lots	(31,979,300)	(1,364,805)	(33,344,105)
Total	$5,026,205	$268,060	$5,294,265

Capitalized Finance Costs			$4,945,132

Construction in Progress			$10,239,397

	As of December 31, 2019
	Ballenger Run	Black Oak	Total
	($)	($)	($)
Hard Construction Costs	18,857,552	3,366,525	22,224,077
Engineering	2,890,373	1,804,034	4,694,407
Consultation	330,387	105,267	435,654
Project Management	3,042,600	800,505	3,843,106
Legal	327,011	234,106	561,117
Taxes	1,092,247	556,194	1,648,441
Other Services	488,717	29,398	518,114
Impairment Reserve	-	(5,920,599)	(5,920,599)
Construction - Sold Lots	(21,713,668)	(1,364,805)	(23,078,473)
Total	$5,315,220	$(389,375)	$4,925,845

Capitalized Finance Costs			$6,159,624

Construction in Progress			$11,085,469

The Company capitalized interest from related party borrowings of $0 and $79,662 for the years ended December 31, 2020 and 2019, respectively. The Company capitalized interest from the third-party borrowings of $0 and $3,822 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, total capitalized finance related costs were $4,945,132 and $6,159,624, respectively.

The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be $4,179,000. The expected completion date for the final phases of the Ballenger Run project is June of 2022.

The following table shows the Company’s forecasts of the phases of the development and costs for each phase of development for the Black Oak project. Please note that the following is subject to change based on our single family for sale and for rent models:

Black Oak	Estimated Construction Costs	Expected Completion Date
Phase 1	$7,080,000 $	Completed
Phase 2	$330,671	November 2022
Phase 3	$422,331	November 2022
Phase 4	$142,788	November 2022
Phase 5	$3,293,000	April 2022
Total	$11,268,790

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

When all of these criteria have been met, the property is classified as “held for sale”. “Real estate held for sale” only included El Tesoro project, a project owned by SeD USA, LLC. The last home from El Tesoro project was sold in December, 2019. As of December 31, 2020, the Company had $0 real estate held for sale.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, Impairment Testing: Long- Lived Assets classified as held and used, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement for the 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000, 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended. On January 18, 2019, the sale of 124 lots in Magnolia, Texas was completed. After allocating costs of revenue to this sale, we had approximately $2.4 million loss from this sale and recognized approximately $2.4 million as the impairment of real estate in 2018.

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

Item 8. Financial Statements

LiquidValue Development Inc. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LiquidValue Development Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of LiquidValue Development Inc. and subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Real Estate Assets

Critical Audit Matter Description

As discussed in Note 1 to the consolidated financial statements, the real estate assets balance as of December 31, 2020 was $20.6 million. Real estate assets consist of construction in progress and land held for development, all of which are stated at cost, unless the carrying amount is determined not to be recoverable, in which case asset is written down to its fair value. The Company reviews each real estate asset on an annual basis or whenever indicators of impairment exist. Indicators of impairment include, but are not limited to, significant decreases in local land market values and selling prices of comparable lands, significant decreases in gross margins or sales absorption rates, costs significantly in excess of budget and actual or projected cash flow losses. If there are indicators of impairment, the Company will perform a fair value-based impairment analysis to determine if the asset is impaired.

We identified the assessment of real estate assets for impairment as a critical audit matter. Specifically, evaluating the Company’s identification of potential impairment indicators required subjective auditor judgment. In addition, the significant assumptions regarding selling prices of comparable land, gross margins, sales absorption rates, and discount rates used in management’s impairment analyses required the application of greater auditor judgment. Changes to these estimates and assumptions could have a significant impact on the Company’s impairment analysis.

How the Critical Audit Matter Was Addressed in the Audit

To test management’s identification and assessment of the severity of indicators of impairment of the Company’s real estate assets owned, our audit procedures included, among other things, assessing management’s quantitative analyses by testing the underlying data used by the Company. Our audit procedures also included evaluating management’s qualitative analyses for completeness through inquiries outside the accounting function and considering external market data.

We involved a specialist to assist in:

●
assessing the reasonableness of the sales comparable data used in the company’s fair value-based impairment analysis by comparing to available market data

●
assessing the reasonableness of the discount rate used in management’s fair value calculation by comparing to available market data.

Additionally, our procedures performed over land held for future development also included the consideration of contrary or corroborative evidence of management’s assertions by obtaining other market data to evaluate against the Company’s projected gross margin by project.

/s/ Briggs & Veselka Co.

We have served as the Company’s auditor since 2021.

Houston, Texas

March 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of LiquidValue Development Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of LiquidValue Development Inc. (the Company) (formerly SeD Intelligent Home Inc. and Subsidiaries) as of December 31, 2019, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statement present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman, P.A.

We served as the Company’s Auditor from 2014 to 2019.

Somerset, New Jersey
March 30, 2020

LiquidValue Development Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

Assets:
Real Estate
Construction in Progress	$10,239,397	$11,085,469
Land Held for Development	10,376,840	13,773,100
Total Real Estate	20,616,237	24,858,569

Cash	2,375,180	1,083,329
Restricted Cash	5,729,067	4,319,543
Accounts Receivable	84,025	166,294
Other Receivable	258,367	-
Related Party Receivable	117,941	211,271
Prepaid Expenses	11,563	33,219
Fixed Assets, Net	3,802	2,211
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	-	87,193
Total Assets	$29,219,785	$30,785,232

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$563,843	$783,576
Accrued Interest - Related Parties	228,557	324,982
Builder Deposits	1,262,336	2,445,269
Operating Lease Liability	-	91,330
Note Payable	636,362	-
Income Tax Payable	-	420,327
Total Liabilities	2,691,098	4,065,484

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at December 31, 2020 and 2019, respectively	704,043	704,043
Additional Paid In Capital	32,542,720	32,542,720
Accumulated Deficit	(8,632,867)	(8,802,076)
Total LiquidValue Development Inc. Stockholders' Equity	24,613,896	24,444,687
Non-controlling Interests	1,914,791	2,275,061
Total Stockholders' Equity	26,528,687	26,719,748
Total Liabilities and Stockholders' Equity	$29,219,785	$30,785,232

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2020 and 2019

	2020	2019
Revenue

Rental	$-	$8,730
Property	15,656,829	22,846,715
	15,656,829	22,855,445
Operating Expenses
Cost of Sales	14,326,252	20,364,293
General and Administrative	1,185,368	861,645
Impairment of Real Estate	-	5,920,599
Total Operating Expenses	15,511,620	27,146,537

Income (Loss) From Operations	145,209	(4,291,092)

Other Income
Interest Income	13,612	41,062
Other Income	70,990	7,299
Total Other Income	84,602	48,361

Net Income (Loss) Before Income Taxes	229,811	(4,242,731)

Income Tax Expense	9,622	431,388

Net Income (Loss)	220,189	(4,674,119)

Net Income Attributable to Non-controlling Interests	50,980	456,983

Net Income (Loss) Attributable to Common Stockholders	$169,209	$(5,131,102)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.01)

Weighted Average Common Shares Oustanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
for the Years Ended on December 31, 2020 and 2019

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Total LiquidValue Development Inc. Stockholders' Equity	Non-controlling Interests	Total Stockholders Equity
January 1, 2019	704,043,324	$704,043	$32,542,720	$(3,670,974)	$29,575,789	$2,887,328	$32,463,117

Distribution to Minority Interest						(1,069,250)	(1,069,250)

Net (Loss) Income				(5,131,102)	(5,131,102)	456,983	(4,674,119)

December 31, 2019	704,043,324	704,043	32,542,720	(8,802,076)	24,444,687	2,275,061	26,719,748

Distribution to Minority Interest						(411,250)	(411,250)

Net Income				169,209	169,209	50,980	220,189

December 31, 2020	704,043,324	$704,043	$32,542,720	$(8,632,867)	$24,613,896	$1,914,791	$26,528,687

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020 and 2019

	2020	2019

Cash Flows From Operating Activities
Net Income (Loss)	$220,189	$(4,674,119)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation	2,590	6,037
Impairment of Real Estate	-	5,920,599
Amortization of Debt Discount	18,772	-
Amortization of Right -Of- Use Asset	87,193	73,872
PPP Loan Forgiveness	(64,502)	-
Changes in Operating Assets and Liabilities
Real Estate	4,242,332	10,580,830
Accounts Receivable	82,269	(53,588)
Related Party Receivable	93,330	(211,271)
Prepaid Expenses	21,656	4,228
Accounts Payable and Accrued Expenses	(219,733)	(944,046)
Accrued Interest - Related Parties	(96,425)	(2,019,245)
Operating Lease Liability	(91,330)	(83,610)
Builder Deposits	(1,182,933)	(1,433,573)
Income Tax	(678,694)	420,327
Net Cash Provided by Operating Activities	2,434,714	7,586,441

Cash Flows From Investing Activities
Purchase of Fixed Assets	(4,181)	-
Net Cash Used In Investing Activities	(4,181)	-

Cash Flows From Financing Activities
Borrowing from Note Payable	617,590	-
Repayment to Note Payable	-	(13,899)
Borrowing from PPP Loan	68,502	-
Repayment to PPP Loan	(4,000)	-
Distribution to Minority Shareholder	(411,250)	(1,069,250)
Repayment to Notes Payable - Related Parties	-	(5,745,584)
Net Cash Provided by (Used In) Financing Activities	270,842	(6,828,733)

Net Increase in Cash and Restricted Cash	2,701,375	757,708
Cash and Restricted Cash - Beginning of Year	5,402,872	4,645,164
Cash and Restricted Cash at End of Period	$8,104,247	$5,402,872

Supplementary Cash Flow Information
Cash Paid For Interest	$19,929	$3,822
Cash Paid For Taxes	$688,316	$11,061

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Amortization of Debt Discount Capitalized	$-	$381,823

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

1.
NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LiquidValue Development Inc. (the “Company”), formerly known as SeD Intelligent Home Inc. and Homeownusa, was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company, acquired Alset EHome Inc. (“Alset EHome”) by reverse merger. Alset EHome, a Delaware corporation, was formed on February 24, 2015 and named SeD Home USA, Inc. before changing its name to SeD Home, Inc. in May of 2015. On February 6, 2020, this name was changed to SeD Home & REITs Inc., on July 7, 2020 the name was changed to Alset iHome Inc. and on December 9, 2020 it was changed to Alset EHome Inc. Alset EHome is principally engaged in developing, selling, managing, and leasing residential properties in the United States in current stage and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Intelligent Home Inc., formerly known as SeD Home International, Inc., which is wholly – owned by Alset International Limited (formerly known as Singapore eDevelopment Limited “Alset International”), a multinational public company, listed on the Singapore Exchange Securities Trading Limited (“SGXST”).

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2020	Attributable interest as of December 31, 2019
Alset EHome Inc.	Delaware	February 24, 2015	100%	100%
SeD USA, LLC	Delaware	August 20, 2014	100%	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%	100%
150 CCM Black Oak Ltd.	Texas	January 23, 2014	100%	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%	100%
SedHome Rental Inc.	Texas	December 19, 2018	100%	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%	100%
Alset Solar Inc.	Texas	September 21, 2020	80%	n/a

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interests.

As of December 31, 2020 and 2019, the aggregate noncontrolling interest was $1,914,791 and $2,275,061, respectively, which are separately disclosed on the Consolidated Balance Sheets.

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and wholly owned subsidiary of the Company (the “Merger Sub”), Alset EHome Inc., a Delaware corporation, and SeD Intelligent Home Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into Alset EHome, with Alset EHome surviving as a wholly owned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017 (the “Closing Date”). Prior to the Closing, SeD Intelligent Home Inc. was the owner of 100% of the issued and outstanding common stock of Alset EHome and was also the owner of 99.96% of the Company’s issued and outstanding common stock. The Company acquired all of the outstanding common stock of Alset EHome from SeD Intelligent Home Inc. in exchange for issuing to SeD Intelligent Home Inc. 630,000,000 shares of the Company’s common stock. Accordingly, SeD Intelligent Home Inc. remains the Company’s largest shareholder, and the Company is now the sole shareholder of Alset EHome. The Agreement and the transactions contemplated thereby were approved by the Board of Directors of each of the Company, the Merger Sub, SeD Intelligent Home Inc., and Alset EHome.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net earnings (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2020 or 2019.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2020 and 2019.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund is required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account is specifically used for the payment of the loan from M&T Bank. The fund is required to remain in the escrow account for the loan payment until the loan agreement terminates. As of December 31, 2020 and 2019, the total balance of these two accounts was $5,729,067 and $4,229,149, respectively.

On July 20, 2018, Black Oak Ltd received $4,592,079 of district reimbursement for previous construction costs incurred in land development. Of this amount, $1,650,000 remained on deposit in the District’s Capital Projects Fund for the benefit of Black Oak Ltd and to be released upon receipt of the evidence of: (a) the execution of a purchase agreement between Black Oak Ltd and a home builder with respect to the Black Oak development; and (b) the completion, finishing and readying for home construction of at least 105 unfinished lots in the Black Oak development. After entering the purchase agreement with Houston LD, LLC, the above requirements were met. The amount of the deposit was released to the Company after presenting the invoices paid for land development. After releasing funds to the Company, the amount on deposit was $0 and $90,394 on December 31, 2020 and 2019, respectively.

Accounts Receivable

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at December 31, 2020 and 2019.

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

The Company capitalized interest from related party borrowings of $0 and $79,662 for the years ended December 31, 2020 and 2019, respectively. The Company capitalized interest from the third-party borrowings of $0 and $3,822 for the years ended December 31, 2020 and 2019, respectively.

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

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement for the 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000. 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended. On January 18, 2019, the sale of 124 lots at the Company’s Black Oak project in Magnolia, Texas was completed. After allocating costs of revenue to this sale, we had approximately $2.4 million loss from this sale and recognized approximately $2.4 million as the impairment of real estate in 2018.

On September 30, 2019, the Company recorded approximately $4.7 million of impairment on the Black Oak project based on discounted estimated future cash flows.

On December 31, 2019, the Company recorded approximately $1.2 million of additional impairment on the Black Oak project based on discounted estimated future cash flows.

Revenue Recognition

ASC 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption of this new standard did not have a material effect on our financial statements.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which were essentially all of the revenue of the Company in 2020 and 2019, is as follows:

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

 Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended on December 31, 2020 and 2019, we recognized revenue $273,620 and $548,457 from FFB assessment, respectively.

Contract Assets and Contract Liabilities

Based on our contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accordingly, our contracts do not give rise to contract assets or liabilities under ASC 606. Accounts receivable are recorded when the right to consideration becomes unconditional. We disclose receivables from contracts with customers separately on the balance sheets.

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

The Company’s tax returns for 2019, 2018, 2017, 2016 and 2015 remain open to examination.

Recent Accounting Pronouncements

In December 2019, the FASB issued Accounting Standard Codification ("ASU") 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted change in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. We are currently in the process of evaluating the effect that ASU 2019-12 will have on the Company's Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 amends ASC 350-40 and aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-15 effective January 1, 2020. We do not believe that the adoption of ASU 2018-15 had a material impact on the Company's Consolidated Financial Statements.

On February 25, 2016, the FASB released ASU No. 2016-02, Leases (Topic 842) (the ASU 2016-02 Updates). This ASU 2016-02 requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases with terms of more than 12 months. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for the Company on January 1, 2019. Based on this standard, the Company recognized new ROU assets and lease liabilities on its balance sheet for one of our office rental leases.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for year ended December 31, 2020, or to our net deferred tax assets as of December 31, 2020.

2.
CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. On December 31, 2020 and 2019, uninsured cash balances were $6,937,716 and $4,558,582, respectively.

The Company had only three customers in the year ended December 31, 2020: the purchaser for Ballenger project, NVR Inc. (“NVR”), a NYSE publicly listed US homebuilding and mortgage company, who is the only purchaser of 479 residential lots, Western Utility, the purchaser of the FFBs of Ballenger project, and a private customer of the historic farmhouse located in Ballenger Project, which was not included under NVR contract. During the year ended December 31, 2020, the Company earned revenues from property sales from these two customers representing approximately 98% and 2%, respectively. The Company had four customers in the year ended December 31, 2019: the purchaser for Ballenger project - NVR, the purchaser of the FFB of Ballenger project – Western Utility, the purchaser of Phase 1 of Black Oak project - Houston LD, LLC and a private customer for the house in our El Tesoro project. During the year ended December 31, 2019, the Company earned revenues from property sales from these four customers representing approximately 70%, 2%, 27% and 1%, respectively. As of December 31, 2020 and 2019, no accounts receivable was outstanding from these customers.

3.
PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2020	December 31, 2019
Computer Equipment	$45,386	$41,597
Furniture and Fixtures	24,785	24,393
	70,171	65,990
Accumulated Depreciation	(66,369)	(63,779)
Fixed Assets Net	$3,802	$2,211

Depreciation expense was $2,590 and $6,037 for the years ended December 31, 2020 and 2019, respectively.

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

As part of the agreements, NVR provided was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken from the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On December 31, 2020 and 2019, there was $1,262,336 and $2,445,269 outstanding, respectively.

5.
NOTES PAYABLE

Union Bank Loan

On November 23, 2015, SeD Maryland entered into a Revolving Credit Note with the Union Bank in the original principal amount of $8,000,000. During the term of the loan, cumulative loan advances may not exceed $26,000,000. The line of credit bears interest at LIBOR plus 3.75% with a floor rate of 4.5%. The interest rate at December 31, 2018 was 6.125%. Beginning December 1, 2015, interest only payments were due on the outstanding principal balance. The entire unpaid principal and interest sum was due and payable on November 22, 2018, with the option of one twelve-month extension period. The loan is secured by a deed of trust on the property, $2,600,000 of collateral cash, and a Limited Guaranty Agreement with SeD Ballenger. The Company also had an $800,000 letter of credit from the Union Bank. The letter of credit was due on November 22, 2018 and bore interest at 15%. In September 2017, SeD Maryland Development LLC and the Union Bank modified the Revolving Credit Note, which increased the original principal amount from $8,000,000 to $11,000,000 and extended the maturity date of the loan and letter of credit to December 31, 2019. Accordingly, this change in terms of the Union Bank Loan was accounted for as a modification in accordance with ASC 470 – Debt.

As of December 31, 2020 and 2019, the principal balances were $0. On April 17, 2019, the Union Bank Loan was paid off and SeD Maryland Development LLC and Union Bank terminated the Revolving Credit Note. After termination, the collateral cash was released and all L/Cs were transferred to the M&T Bank L/C Facility.

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of December 31, 2020 and 2019, the outstanding balance of the revolving loan was $0.

On June 18, 2020, Alset EHome Inc. entered into a Loan Agreement with M&T Bank. Pursuant to the Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. The line of credit bears interest rate on LIBOR plus 375 basis points. Repayment of this loan is secured by a Deed of Trust issued to M&T Bank on the property owned by certain subsidiaries of Alset EHome Inc. The maturity date of this Loan is July 1, 2022. The Company together with one of its subsidiaries, SeD Maryland Development LLC, are both the guarantors of this Loan.

In 2020 Alset EHome borrowed $664,810 from M&T Bank, incurring at the same time origination fees of $61,679 which are amortized over the term of the loan. During 2020, interest $14,458 incurred on this loan. As of December 31, 2020, the remaining unamortized debt discount was $42,906.

Paycheck Protection Program Loan

On April 6, 2020, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first ten months of principal and interest deferred. On November 26, 2020, $64,502 of this loan was forgiven by the United States Small Business Administration and $64,502 was recorded as other income. The remaining balance of $4,000 was paid back in December 2020.

6.
RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

Alset EHome receives advances from SeD Home Limited (an affiliate of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2020 and 2019, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International)

The Company receives advances from or loans to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2019, there was $0 of advance principal and $96,425 of accrued advance interest outstanding. On December 31, 2020, SeD Intelligent Home owed the Company $98,680 in loan principal and $19,261 in accrued loan interest. During the years ended December 31, 2020 and 2019, the Company earned interest income of $19,261 and $0, respectively.

Management Fees

MacKenzie Equity Partners, owned by a Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. From January 2019, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $240,000 in the years 2020 and 2019, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2020 and 2019, the Company owed this related party $0.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company will pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and will pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement has a term that ends December 31, 2021, and can be cancelled by either party on thirty days’ notice. Alset International will provide the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During year ended December 31, 2020 the Company incurred expense of $360,000 and owned this related party $360,000 as of December 31, 2020.

Advance to Alset EHome International Inc.

The Company pays some operating expenses for Alset EHome International Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2020 and December 31, 2019, the balance of these advances was $0 and $211,271, respectively.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $12,645 and $38,584 for the years ended December 31, 2020 and 2019, respectively. On December 31, 2020 and December 31, 2019, the Company owed this related party $0.

7.
SHAREHOLDERS’ EQUITY

Cash Dividend Distributions

From January to December, 2020, SeD Maryland Development LLC Board approved three payment distribution plans to members and paid total of $411,250 in distributions to the minority shareholder.

From January to December, 2019, SeD Maryland Development LLC Board approved five payment distribution plans to members and paid total of $1,069,250 in distributions to the minority shareholder.

8.
COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. Lease of our Texas office expires in 2021, while lease of our Maryland expires on December 31, 2020. We signed new office lease in Maryland starting from January 1, 2021. The monthly rental payments ranged between $2,265 and $8,143, respectively. Rent expense was $113,651 and $113,884 for the year ended December 31, 2020 and 2019, respectively. The below table summarizes future payments due under these leases as of December 31, 2020.

The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2020 was $0.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Year Ended December 31, 2020
Weighted Average Remaining Operating Lease Term (in years)	0.33

The below table summarizes future payments due under these leases as of December 31, 2020.

For the Years Ended December 31:

2021	9,994
Total	$9,994

Lot Sale Agreements

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During years ended December 31, 2020 and 2019, NVR has purchased 121 and 123 lots, respectively.

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9 acre lot would be $2,900,000 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland will convert the 5.9 acre CCRC parcel to 36 lots (these will be 28 feet wide villa lots) and sell such lots to NVR. In July, 2019 SeD Maryland received required zoning approval to change the number of villa lots from 85 to 121.

On July 3, 2018, 150 CCM Black Oak entered into a Purchase and Sale Agreement with Houston LD, LLC for the sale of 124 lots located at its Black Oak project. Pursuant to the Purchase and Sale Agreement, it was agreed that 124 lots would be sold for a range of prices based on the lot type. In addition, Houston LD, LLC agreed to contribute a “community enhancement fee” for each lot, collectively totaling $310,000, which is currently held in escrow. 150 CCM Black Oak will apply these funds exclusively towards an amenity package on the property. The closing of the transactions contemplated by the Purchase and Sale Agreement was subject to Houston LD, LLC completing due diligence to its satisfaction. On October 12, 2018, 150 CCM Black Oak Ltd entered into an Amended and Restated Purchase and Sale Agreement (the “Amended and Restated Purchase and Sale Agreement”) for these 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000, 150 CCM Black Oak Ltd was required to meet certain closing conditions and the timing for the closing was extended.

On January 18, 2019, the sale of 124 lots in Magnolia, Texas was completed.

9.
INCOME TAXES

The components of income tax expense and the effective tax rates for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Current:
Federal	$-	$251,266
State	11,633	180,122
Total Current	11,633	431,388
Deferred:
Federal	(1,316,680)	(1,443,564)
State	(563,779)	(618,108)
Total Deferred	(1,880,459)	(2,061,672)
Valuation Allowance	1,880,459	2,061,672
Total Income Tax Expense	$11,633	$431,388

Pre-tax Income (Loss)	$229,812	$(4,242,731)

Effective Income Tax Rate	5%	-10%

A reconciliation of our income tax expense at federal statutory income tax rate of 21% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2020	2019
Tax at the Statutory Federal Rate	$126,884	$(868,486)
State Income Taxes (Net of Federal Benefit)	65,962	(328,309)
Changes in Valuation Allowance, Net	(181,213)	1,628,183
Total Income Tax Expense	$11,633	$431,388

Deferred tax assets (liabilities) consist of the following at December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Interest Income	$(5,083,992)	$(4,574,401)
Interest Expense	4,664,342	4,327,741
Depreciation and Amortization	(6,362)	(5,802)
Management Fee	-	531,968
Impairment	2,253,228	1,924,305
Accrued Expense	8,895	105,175
Partnership Gain (Loss)	13,175	(263,152)
Others	31,173	15,838
Total	1,880,459	2,061,672
Valuation Allowance	(1,880,459)	(2,061,672)
Net Deferred Tax Asset	$-	$-

As of December 31, 2020 and 2019, the Company has Federal and Maryland State net operating loss carry-forwards of approximately $97,000 and $0, respectively. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2020, the valuation allowance decreased by $181,213.

As of December 31, 2020, total current tax liability is $11,633, including federal income tax liability of $0 and Maryland state income tax liability of $11,633. As of December 31, 2019, total current tax liability is $420,327, including federal income tax liability of $251,266 and Maryland state income tax liability of $169,061. The deferred tax asset cannot be used to offset the current tax liability.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

10.
SUBSEQUENT EVENTS

Distribution to Minority Shareholders

On January 11, 2021, the Board of Managers of SeD Maryland Development LLC (the 83.55% owned subsidiary of the Company which owns the Company’s Ballenger Project) authorized the payment of distributions to its members in the amount of $500,000.  Accordingly, the minority member of SeD Maryland Development LLC received a distribution in the amount of $82,250, with the remainder being distributed to a subsidiary of the Company, which is eliminated upon consolidation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2020 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, management determined that the Company did not maintain effective controls over financial reporting due to limited staff with U.S. GAAP and SEC Reporting experience. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

In connection with the acquisition of Alset EHome on December 29, 2017, the Company appointed new officers and directors. Fai H. Chan and Moe T. Chan serve as co-Chief Executive Officers; Rongguo (Ronald) Wei and Alan W. L. Lui serve as Co-Chief Financial Officers, and our Board of Directors include Fai H. Chan, Moe T. Chan, Conn Flanigan and Charles MacKenzie.

The board of directors has no nominating or compensation committees. The company’s Audit Committee consists of Conn Flanigan.

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Fai H. Chan	76	Co-Chief Executive Officer and Chairman of the Board of Directors
Moe T. Chan	42	Co-Chief Executive Officer and Member of the Board of Directors
Conn Flanigan	52	Secretary and Member of the Board of Directors
Charles MacKenzie	50	Member of the Board of Directors
Rongguo (Ronald) Wei	49	Co-Chief Financial Officer
Alan W. L. Lui	50	Co-Chief Financial Officer

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

Business Experience

Fai H. Chan. Mr. Chan has served as a member of our Board of Directors since January 10, 2017 and has served as Co-Chief Executive Officer of the Company since December 29, 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of that company since May of 2013. Since March, 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of Alset EHome International Inc., a Nasdaq listed company. Additionally, Mr. Chan has served as a member of the Board of Directors of GigWorld Inc., a technology company since October of 2014, as Executive Chairman since December 2017 and served as the Acting Chief Executive Officer of GigWorld Inc. from August 2018 until September 2019, having previously served as Chief Executive Officer from December of 2014 until June of 2017. He has served as a director of Document Security Systems, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board since March of 2019. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., an ASX listed company, since July 2013 and has served as a director of Vivacitas Oncology Inc. since May of 2017. Mr. Chan has served as a director of OptimumBank Holdings, Inc. and Optimum Bank since June 2018. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April of 2020.

Mr. Chan’s previous experiences include serving as Managing Chairman of Zensun Enterprises Limited (formerly known as ZH International Holdings Limited and Heng Fai Enterprises Limited), an investment holding company listed on the HKSE, from 1992 to 2015. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd., a property development, investment and management company listed on the Singapore Exchange Mainboard, from March 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, a Hong Kong listed investor and operator of city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan served on the Board of RSI International Systems, Inc., the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

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

Moe T. Chan. Moe Chan was appointed Co-Chief Executive Officer of our Company and a member of our Board of Directors on December 29, 2017. Moe Chan also serves as the Group Chief Development Officer and Executive Director of Alset International.  Moe Chan is responsible for Alset International’s international property development business (including serving as Co-Chief Executive Officer and a member of the Board of Alset EHome). Moe Chan has served as a director of Document Security Systems, Inc., a NYSE listed company, since September 2020. From April 2014 to June 2015 Moe Chan was the Chief Operating Officer of HKSE listed ZH International Holdings Limited (formerly known as Heng Fai Enterprises Limited) and was responsible for that company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, he was an executive director (from March 2006 to February 2014) and the Chief of Project Development (from April 2013 to February 2014) of Singapore Exchange Mainboard listed SingHaiyi Group Ltd, overseeing its property development projects. He was also a non-executive director of the Toronto Stock Exchange-listed RSI International Systems Inc., a hotel software company, from July 2007 to August 2016.

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

Conn Flanigan. Mr. Flanigan is a member of our Board of Directors and a practicing attorney specializing in corporate, real estate, and securities law. Mr. Flanigan is a legal advisor to Alset International and has served as officer and director to several US subsidiaries of Alset International. Mr. Flanigan served as the Secretary and General Counsel for Global Medical REIT Inc. (NYSE:GMRE) from December 2013 to May 2017. From September 2013 to May 2017, Mr. Flanigan also served as Chief Executive Officer, General Counsel and Secretary, and as a director, of American Housing REIT Inc. Mr. Flanigan served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 2017 until May 2017. Mr. Flanigan served as a director of GigWorld Inc. from October 2014 until September 2018 and as legal counsel and Secretary from December 2014 until September 2018. From February 2000 until May 2017, Mr. Flanigan was employed as General Counsel by subsidiaries of ZH International Holdings, Ltd., including eBanker USA.com, Inc. and ZH USA, LLC.  In this role, he served as General Counsel and Secretary for other ZH International Holdings, Ltd. subsidiaries.  Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College of Law in 1996.

Director Qualifications of Conn Flanigan:

Mr. Flanigan’s service as an officer, director and employee of various entities has provided him with significant knowledge and experience regarding corporate financial and governance matters.

Charles MacKenzie. Mr. MacKenzie has served as a member of the Company’s Board of Directors since December 29, 2017 and serves as the Chief Development Officer for SeD Development Management, a subsidiary of Alset EHome, since July of 2015. Mr. MacKenzie also has served as a member of the Board of Directors of Alset EHome since October of 2017 and as Chief Executive Officer – United States since April 2020. In December 2019 Mr. MacKenzie was appointed the Chief Development Officer of Alset EHome International Inc., a Nasdaq listed company. He was previously the Chief Development Officer for Inter- American Development (IAD), a subsidiary of Heng Fai Enterprises (now known as Zensun Enterprises Limited) from April of 2014 to June of 2015. Mr. MacKenzie was the Founder and President of MacKenzie Equity Partners, specializing in mixed-use real estate investments as well as the owner of Smartbox Portable Storage, a residential moving and storage company from October 2006 to a successful sale in February 2017. Mr. MacKenzie focuses on acquisitions and development of residential and mixed-use projects within the United States. Mr. MacKenzie specializes in site selection, contract negotiations, marketing and feasibility analysis, construction and management oversight, building design and investor relations. Mr. MacKenzie has developed over 1,300 residential units inclusive of single-family homes, multi-family, and senior living dwellings totaling more than $110M and over 650,000 square feet of commercial valued at over $100M. Mr. MacKenzie received a BA and graduate degree from St. Lawrence University where he served on Board of Trustees from 2003-2007.

Director Qualifications of Charles MacKenzie:

The board of directors appointed Charles MacKenzie in recognition of his extensive knowledge of real estate and ability to assist the Company in expanding its business.

Rongguo (Ronald) Wei. Mr. Wei has served as the Company’s Chief Financial Officer since March 10, 2017. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. As the Chief Financial Officer of SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting, and taxation activities for that company. Prior to joining SeD Development Management LLC in August of 2016, Mr. Wei worked for several different US multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August of 2014 to July of 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January of 2013 to June of 2014 and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Before Mr. Wei came to United States, he worked as an equity analyst in Hong Yuan Securities, an investment bank, in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a Certified Public Accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor degree from Beihang University. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 2017 until May 2017, and has served as Chief Financial Officer of such company since February, 2017 to November, 2017. Mr. Wei has also served as Co-Chief Financial Officer of Alset EHome International Inc., a Nasdaq listed company, since March, 2018.

Alan W. L. Lui. Mr. Lui has served as the Company’s Co-Chief Financial Officer since December 29, 2017 and has served as the Co-Chief Financial Officer of Alset EHome since October of 2017. Mr. Lui has served as Chief Financial Officer of GigWorld Inc., a technology company since May 12, 2016 and has served as a director of one of GigWorld’s subsidiaries since July of 2016. Mr. Lui has been Chief Financial Officer of Alset International, the Company’s majority shareholder since November 1, 2016 and served as its Acting Chief Financial Officer since June 22, 2016. Mr. Lui has served as an Executive Director of Alset International since July 2020. Since October of 2016, Mr. Lui has also served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company. He has also served as a director of LiquidValue Asset Management Pte Limited (formerly known as Hengfai Asset Management Pte. Ltd.), a Singapore fund management company, since April, 2018. Mr. Lui has also served a Co-Chief Financial Officer of Alset EHome International Inc., a Nasdaq listed company, since March, 2018. From June of 1997 through March of 2016, Mr. Lui served in various executive roles at ZH International Holdings Ltd. (a Hong Kong-listed company formerly known as Heng Fai Enterprises Ltd), including as Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. He also managed all financial forecasts and planning. Mr. Lui is a Certified Practicing Accountant in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2020.

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

Audit Committee

Our board of directors had an Audit Committee consisting of Mr. Flanigan. The Audit Committee does not at the present time have an audit committee financial expert serving on its Audit Committee; however, our board intends to appoint an audit committee financial expert in the immediate future.

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

Item 11. Executive Compensation.

At the present time, neither LiquidValue Development Inc. nor Alset EHome and its subsidiaries is a party to any compensation arrangements with any officer or director of either entity and has made no provisions for paying cash or non-cash compensation to such officers and directors, except for Charles MacKenzie and Rongguo (Ronald) Wei. A subsidiary of Alset EHome is paying salaries to four employees at the present time, which includes Mr. Wei, and has consulting arrangements with certain individuals, including Mr. MacKenzie.

In 2020, Mr. Wei was compensated by SeD Development Management LLC for his services to Alset EHome at a rate of $116,184 per year. Mr. Wei has been compensated by SeD Development Management LLC since 2016. Mr. Wei was not paid by LiquidValue Development Inc. prior to its acquisition of Alset EHome. SeD Development Management LLC will continue to compensate Mr. Wei at the same rate, and he will perform services for LiquidValue Development Inc. as well as its subsidiary Alset EHome.

A company controlled by Mr. MacKenzie was paid consulting fees of approximately $20,000 per month in 2019 and 2020, which includes payment for his services to Alset EHome and its subsidiaries.

Mr. Flanigan serves in various director and officer positions with subsidiaries of Alset International. Mr. Flanigan’s law firm has been paid legal fees by various subsidiaries of Alset International in the past, including those fees paid to his law firm by Alset EHome and its subsidiaries that are described in Item 13.

Mr. Fai H. Chan is compensated by Alset International, where he serves as Chief Executive Officer. Mr. Alan Lui is also employed and compensated by Alset International. Mr. Moe T. Chan served as a consultant to Alset International and in August of 2020 the consulting agreement was terminated and he became an employee of Alset International. As part of their duties as officers or consultants of Alset International, each of these three individuals works on a number of matters for Alset International, including devoting various amounts of time to the management of Alset International’s various subsidiaries and divisions, such as LiquidValue Development and Alset EHome. The amount of time each of these individuals spends on matters related to LiquidValue Development and Alset EHome has varied greatly based on the Company’s needs, and no definite statement may be made as to what percentage of these three individuals’ time has been spent or will be spent in the future on matters related to LiquidValue Development and Alset EHome. LiquidValue Development and Alset EHome and its subsidiaries do not compensate these three individuals for their services. Neither LiquidValue Development Inc. nor Alset EHome and its subsidiaries is charged for the services of Fai H. Chan, Moe T. Chan and Alan Lui. On December 29, 2020, the Company entered into a Management Services Agreement with Alset International, pursuant to which the Company will pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and will pay Alset International $30,000 per month for services to be provided in 2021.

In connection with the acquisition of Alset EHome by LiquidValue Development Inc., LiquidValue Development Inc. and its subsidiaries intend to enter into revised compensation agreements with officers, directors and certain employees in the immediate future.

The table below summarizes all compensation awarded to, earned by, or paid to LiquidValue Development Inc.’s named executive officer for all services rendered in all capacities to us for the period from January 1, 2019 through December 31, 2020.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified defered
				Stock	Option	Incentive	Comp	All Other
Name and Principal Position (1)	Year	Salary	Bonus	Awards	Awards	Plan Comp	Earnings	Comp	Total

Fai H. Chan (2)	2020
Chairman of the Board and Co-Chief Executive Officer	2019

Moe T. Chan (2)	2020
Director and Co-Chief Executive Officer	2019

Conn Flanigan	2020							$12,645(3)	$12,645(3)
Director and Former Chief Executive Officer	2019							$38,584(3)	$38,584(3)

Rongguo (Ronald) Wei	2020	$118,800							$118,800
Co-Chief Financial Officer	2019	$118,800							$118,800

Alan W. L. Lui (2)	2020
Co-Chief Financial Officer	2019

Charles MacKenzie	2020							$240,000(4)	$240,000(4)
Director	2019							$240,000(4)	$240,000(4)

(1)
Effective as of December 29, 2017, Mr. Fai H. Chan was appointed as our Chairman and Co-Chief Executive Officer; Moe T. Chan was appointed as a member of our Board and as Co-Chief Executive Officer; Rongguo (Ronald) Wei and Alan W. L. Lui were appointed as our Co-Chief Financial Officers; and Charles MacKenzie joined the Company’s Board of Directors.
(2)
Alset International compensates Mr. Fai H. Chan, Mr. Moe T. Chan and Mr. Lui for their services to a number of divisions and subsidiaries of Alset International. Each of these three individuals works on a number of matters for Alset International, including devoting various amounts of time to matters related to LiquidValue Development Inc. LiquidValue Development Inc. does not compensate these individuals but on December 29, 2020, the Company entered into a Management Services Agreement with Alset International, pursuant to which the Company will pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and will pay Alset International $30,000 per month for services to be provided in 2021.
(3)
Mr. Flanigan’s law firm was paid $38,584 in total fees by various subsidiaries of Alset EHome for Mr. Flanigan’s services in 2019 and $12,645 in 2020.
(4)
A company controlled by Mr. MacKenzie was paid total consulting fees of $240,000 in each of 2019 and 2020 by Alset EHome.

As of the date of this Report, the Company does not have any stock option plans, retirement, pension, or profit-sharing plans for the benefit of any of our officers or directors.

Outstanding Equity Awards at Fiscal Year-End

There were no grants of stock options through the date of this report.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The board of directors of the Company has not adopted a stock option plan. The Company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive-based stock option plan for its officers and directors.

Stock Awards Plan

The company has not adopted a Stock Awards Plan but may do so in the future. The terms of any such plan have not been determined.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of December 31, 2020, and as of March 22, 2021, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address (2)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)
Fai H. Chan (3)	704,015,730	99.99%
Moe T. Chan	0	0.00%
Conn Flanigan	0	0.00%
Charles MacKenzie	0	0.00%
Rongguo (Ronald) Wei	0	0.00%
Alan W. L. Lui	0	0.00%
All Directors and Officers (6 individuals)	704,015,730	99.99%
Alset International Limited (3)	704,015,730	99.99%
SeD Intelligent Home, Inc. (3)	704,015,730	99.99%

(1)
Based upon 704,043,324 outstanding common shares as of December 31, 2020 and March 22, 2021.
(2)
The mailing address for each individual and entity set forth above is c/o LiquidValue Development Inc., 4800 Montgomery Lane, Suite 210, MD 20814.
(3)
Fai H. Chan may be deemed to be the beneficial owner of those 704,015,730 shares held by Alset International Limited’s wholly-owned subsidiary SeD Intelligent Home, Inc. Mr. Chan is the Chairman and Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited and the Chairman and Chief Executive Officer of Alset EHome International Inc., a Nasdaq listed company. The majority of Alset International Limited is owned by a wholly-owned subsidiary of Alset EHome International Inc. Mr. Chan owns a majority of the issued and outstanding shares of Alset EHome International Inc. through HFE Holdings Limited, a holding company owned by Mr. Chan.

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

Transactions with Related Persons, Promoters, and Certain Control Persons

Loan from SeD Home Limited

Alset EHome receives advances from SeD Home Limited (an affiliate of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2020 and 2019, Alset EHome had outstanding principal due of $0 and $0 and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International)

The Company receives advances from or loans to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2019, there was $0 of advance principal and $96,425 of accrued advance interest outstanding. On December 31, 2020, SeD Intelligent Home owed the Company $98,680 in loan principal and $19,262 in accrued loan interest. During the years ended December 31, 2020 and 2019, the Company earned interest income of $19,262 and $0, respectively.

Management Fees

MacKenzie Equity Partners, owned by a Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. From January 2019, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $240,000 in the years 2020 and 2019, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2020 and 2019, the Company owed this related party $0.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company will pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and will pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement has a term that ends December 31, 2021, and can be cancelled by either party on thirty days’ notice. Alset International will provide the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During year ended December 31, 2020 the Company incurred expense of $360,000 and owned this related party $360,000 as of December 31, 2020.

Advance to Alset EHome International Inc.

The Company pays some operating expenses for Alset EHome International Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2020 and December 31, 2019, the balance of these advances was $0 and $211,271, respectively.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $12,645 and $38,584 for the years ended December 31, 2020 and 2019, respectively. On December 31, 2020 and December 31, 2019, the Company owed this related party $0.

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Audit Fees	$61,500	$61,500
Audit-Related Fees	$0	$0
Tax Fees	$25,000	$25,000
All Other Fees	$0	$0
Total	$86,500	$86,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2020 and December 31, 2019 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2020 and December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets as of December 31, 2020 and December 31, 2019
Statements of Operations for the twelve months ended December 31, 2020 and December 31, 2019
Statements of Stockholders' Equity (Deficit) for the period December 31, 2019 through December 31, 2020
Statements of Cash Flows for the twelve months ended December 31, 2020 and December 31, 2019

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
3.6
Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.

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

10.17
Loan Agreement, dated as of June 18, 2020, by and between SeD Home & REITs Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.

10.18*	Management Services Agreement between LiquidValue Development Inc. and Alset International Limited, dated December 29, 2020.
21*	Subsidiaries of the Company.
31.1a*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiquidValue Development Inc.

Dated: March 22, 2021	By:	/s/ Rongguo (Ronald) Wei
Name: Rongguo (Ronald) Wei
Title: Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fai H. Chan	Co-Chief Executive Officer, Director	March 22, 2021
Fai H. Chan	(Principal Executive Officer)

/s/ Moe T. Chan	Co-Chief Executive Officer, Director	March 22, 2021
Moe T. Chan	(Principal Executive Officer)

/s/ Conn Flanigan	Secretary, Director	March 22, 2021
Conn Flanigan

/s/ Charley MacKenzie	Director	March 22, 2021
Charley MacKenzie

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	March 22, 2021
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan W. L. Lui	Co-Chief Financial Officer	March 22, 2021
Alan W. L. Lui	(Principal Financial Officer and Principal Accounting Officer)