Form 10-Q
period 2021-03-31
LiquidValue Development Inc.
filed 2021-05-17
CIK 1503658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 17, 2021, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2021	2020
Assets:
Real Estate
Rental Properties	$2,161,680	$-
Construction in Progress	7,925,136	10,239,397
Land Held for Development	10,085,160	10,376,840
	20,171,976	20,616,237

Cash	1,701,106	2,375,180
Restricted Cash	8,099,096	5,729,067
Accounts Receivable	180,599	84,025
Other Receivable	258,367	258,367
Related Party Receivable	6,250	117,941
Prepaid Expenses	68,176	11,563
Fixed Assets, Net	3,204	3,802
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	228,562	-
Total Assets	$30,740,939	$29,219,785

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$467,809	$563,843
Accrued Interest - Related Parties	228,557	228,557
Builder Deposits	928,565	1,262,336
Operating Lease Liability	242,567	-
Note Payable, net of discount	719,536	636,362
Note Payable - Related Parties	2,095,023	-
Total Liabilities	4,682,057	2,691,098

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at March 31, 2021 and December 31, 2020	704,043	704,043
Additional Paid In Capital	32,542,720	32,542,720
Accumulated Deficit	(9,026,341)	(8,632,867)
Total LiquidValue Development Inc. Stockholders' Equity	24,220,422	24,613,896
Non-controlling Interests	1,838,460	1,914,791
Total Stockholders' Equity	26,058,882	26,528,687
Total Liabilities and Stockholders' Equity	$30,740,939	$29,219,785

See accompanying notes to unaudited consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020
Revenue
Property	$3,894,131	$2,954,389
	3,894,131	2,954,389
Operating Expenses
Cost of Revenues	3,825,042	2,500,244
General and Administrative	456,852	276,507
Total Operation Expenses	4,281,894	2,776,751

Income (Loss) From Operations	(387,763)	177,638

Other Income
Interest Income (Expense)	(3,824)	6,362
Other Income	4,032	1,180
Total Other Income	208	7,542

Net Income (Loss) Before Income Taxes	(387,555)	185,180

Provision for Income Taxes	-	-

Net Income (Loss)	(387,555)	185,180

Net Income Attributable to Non-controlling Interests	5,919	54,991

Net Income (Loss) Attributable to Common Stockholders	$(393,474)	$130,189

Net Income (Loss) Per Share - Basic and Diluted	$(0)	$0

Weighted Average Common Shares Oustanding - Basic and Diluted	$704,043,324	$704,043,324

See accompanying notes to unaudited consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Total LiquidValue Development Inc. Stockholders' Equity	Non-controlling Interests	Total Stockholders Equity
Balance at January 1, 2021	704,043,324	704,043	32,542,720	(8,632,867)	24,613,896	1,914,791	26,528,687

Distribution to Non-Controlling Stockholder						(82,250)	(82,250)

Net Loss				(393,474)	(393,474)	5,919	(387,555)

Balance at March 31, 2021	704,043,324	$704,043	$32,542,720	(9,026,341)	24,220,422	$1,838,460	$26,058,882

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Total LiquidValue Development Inc. Stockholders' Equity	Non-controlling Interests	Total Stockholders Equity
Balance at January 1, 2020	704,043,324	704,043	32,542,720	(8,802,076)	24,444,687	2,275,061	26,719,748

Distribution to Non-Controlling Stockholder						(197,400)	(197,400)

Net Income				130,189	130,189	54,991	185,180

Balance at March 31, 2020	704,043,324	$704,043	$32,542,720	(8,671,887)	24,574,876	$2,132,652	$26,707,528

See accompanying notes to unaudited consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	2021	2020

Cash Flows From Operating Activities
Net Income (Loss)	$(387,555)	$185,180
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation	598	756
Amortization of Right -Of- Use Asset	35,874	20,077
Amortization of Debt Discount	8,045	-
Changes in Operating Assets and Liabilities
Real Estate	444,261	196,714
Accounts Receivable	(96,574)	132,309
Related Party Receivable	81,714	(522,143)
Prepaid Expenses	(64,121)	13,202
Accounts Payable and Accrued Expenses	(89,407)	369,962
Accrued Interest - Related Parties	-	(96,425)
Operating Lease Liability	(14,361)	(22,832)
Builder Deposits	(333,771)	(285,010)
Net Cash Used in Operating Activities	(415,297)	(8,210)

Cash Flows From Investing Activities
Purchase of Fixed Assets	-	(1,386)
Net Cash Used In Investing Activities	-	(1,386)

Cash Flows From Financing Activities
Borrowing from PPP Loan	68,502	-
Distribution to Non-controlling Interest Shareholders	(82,250)	(197,400)
Borrowing from Notes Payable - Related Parties	2,125,000	-
Net Cash Perovided by (Used In) Financing Activities	2,111,252	(197,400)

Net Increase (Decrease) in Cash and Restricted Cash	1,695,955	(206,996)
Cash and Restricted Cash - Beginning of Year	8,104,247	5,402,872
Cash and Restricted Cash at End of Period	$9,800,202	$5,195,876

Supplementary Cash Flow Information
Cash Paid For Interest	$6,627	$-
Cash Paid For Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Liability	$256,928	$-

See accompanying notes to unaudited consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2021 (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LiquidValue Development Inc. (the “Company”), was incorporated in the State of Nevada on December 10, 2009. On July 8, 2020 the Company changed its name from SeD Intelligent Home Inc. to LiquidValue Development Inc. Alset EHome Inc., a Delaware corporation, was incorporated on February 24, 2015 and was formerly known as SeD Home & REITs Inc and Alset iHome Inc. Alset EHome Inc., a wholly-owned subsidiary of the Company, is principally engaged in developing, selling, managing, and leasing residential properties in the United States, and may expand from residential properties to other property types, including but not limited to commercial and retail properties. 99.99% of the Company’s common stock is owned by a wholly-owned subsidiary of Alset International Limited (“Alset International”), a multinational public company listed on the Singapore Exchange Securities Trading Limited (“SGXST”).

Principles of Consolidation

The consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
Alset EHome Inc.	Delaware	February 24, 2015	100%
SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%
SedHome Rental, Inc.	Texas	December 19, 2018	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%
Alset Solar Inc.	Texas	September 21, 2020	80%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of March 31, 2021 and December 31, 2020, the aggregate non-controlling interest in Alset EHome Inc. was $1,838,460 and $1,914,791, respectively, which is separately disclosed on the Consolidated Balance Sheets.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020 filed on March 22, 2021. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The consolidated balance sheet at December 31, 2020 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2021.

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

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended March 31, 2021 or March 31, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund is required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account is specifically used for the payment of the loan from M&T Bank. The fund is required to remain in the escrow account for the loan payment until the loan agreement terminates. As of March 31, 2021 and December 31, 2020, the total balance of these two accounts was $8,099,096 and $5,729,067, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at either March 31, 2021 or December 31, 2020.

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

The Company did not record impairment on any of its projects during the three months ended on March 31, 2021, nor for the three months ended March 31, 2020.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger and Black Oak projects, which were essentially all of the revenue of the Company in 2021 and 2020, is as follows:

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

Sale of the Front Foot Benefit Assessments.

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the three months ended on March 31, 2021 and 2020, we recognized revenue $107,071 and $40,322 from FFB assessment, respectively.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019, FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently expect no material impact of the adoption of the amendments on the Company’s consolidated financial statements.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for three months ended March 31, 2021, or to our net deferred tax assets as of March 31, 2021.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At March 31, 2021 and December 31, 2020, uninsured cash and restricted cash balances were $8,734,579 and $6,937,716, respectively.

3. BUILDER DEPOSITS

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On March 31, 2021 and December 31, 2020, there were $928,565 and $1,262,336 held on deposit, respectively.

4. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of March 31, 2021 and December 31, 2020, the outstanding balance of the revolving loan was $0.

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

As of March 31, 2021, the principal loan balance was $664,810. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $61,679 which are amortized over the term of the loan. In the three months ended March 31, 2021 the Company accrued $6,627 interest on this loan. The remaining unamortized debt discount was $34,862 as of March 31, 2021.

Paycheck Protection Program Loan

On February 11, 2021, the Company entered into a five year note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first sixteen months of principal and interest deferred or until we apply for the loan forgiveness. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven. As of March 31, 2021, we own $68,502 to M&T Bank.

5. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited (an affiliate of Alset International) to fund development and operation costs. The advances bear interest of 10% and are payable on demand. As of March 31, 2021 and December 31, 2020, Alset EHome Inc. had outstanding principal due of $0 and accrued interest of $228,557.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International)

The Company receives advances from or loans to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On March 31, 2021, the Company owned $2,116,321 of advance principal and $21,298 of accrued advance interest. On December 31, 2020, SeD Intelligent Home owed the Company $98,680 in loan principal and $19,261 in accrued loan interest. During the three months ended March 31, 2021 and 2020, the Company earned interest income of $0 and $19,261, respectively.

Management Fees

MacKenzie Equity Partners, owned by a Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. From January 2019, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $60,000 in the three months ended March 31, 2021 and 2020, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On March 31, 2021 and December 31, 2020, the Company owed this related party $0.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company will pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and will pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement has a term that ends December 31, 2021, and can be cancelled by either party on thirty days’ notice. Alset International will provide the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the three months ended March 31, 2021 the Company incurred expense of $90,000 and owned this related party $450,000 as of March 31, 2021. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owns the funds to Alset International.

Advances to Alset EHome International Inc.

The Company pays some operating expenses for Alset EHome International Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On March 31, 2021 and December 31, 2020, the balance of these advances was $6,250 and $0, respectively.

6. STOCKHOLDERS’ EQUITY

Cash Dividend Distributions

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

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. Lease of the Company’s Texas office expires in 2021, while lease of the Company’s Maryland expires in 2024. The monthly rental payments range between $2,265 and $8,143, respectively. Rent expense was $29,007 and $31,363 for the three months ended March 31, 2021 and 2020, respectively. The below table summarizes future payments due under these leases as of March 31, 2021.

The balance of the operating lease right-of-use asset and operating lease liability as of March 31, 2021 was $228,562 and $242,567, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Three Months Ended March 31, 2021
Weighted Average Remaining Operating Lease Term (in years)	2.87

The below table summarizes future payments due under these leases as of March 31, 2021.

For the Years Ending December 31:

2021	$83,644
2022	92,559
2023	95,104
2024	24,430
Total Minimum Lease Payments	295,737
Less: Effect of Discounting	(53,170)
Present Value of Future Minimum Lease Payments	242,567
Less: Current Obligation under Leases	-
Long-term Lease Obligations	$242,567

Lot Sale Agreements

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During the three months ended March 31, 2021 and 2020, NVR has purchased 27 lots and 27 lots, respectively.

8. SUBSEQUENT EVENTS

Distribution to Minority Shareholders

On April 30, 2021, the Board of Managers of SeD Maryland Development LLC (the 83.55% owned subsidiary of the Company which owns the Company’s Ballenger Project) authorized the payment of distributions to its members in the amount of $3,000,000.  Accordingly, the minority member of SeD Maryland Development LLC received a distribution in the amount of $493,500, with the remainder being distributed to a subsidiary of the Company, which is eliminated upon consolidation.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020:

	Three-months Ended
	March 31, 2021	March 31, 2020
Revenue	$3,894,131	$2,954,389
Cost of Sales	$3,825,042	$2,500,244
General and Administrative	$456,852	$276,507
Other Income	$208	$7,542
Net Income (Loss)	$(387,555)	$185,180

Revenue

Revenue was $3,894,131 for the three months ended March 31, 2021 as compared to $2,954,389 for the three months ended March 31, 2020. This increase in revenue is caused by an increase in property sales from the Ballenger project in the first three months of 2021. In this project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger project lots, increased from $40,322 in the three months ended March 31, 2020 to $107,071 in the three months ended March 31, 2021. The increase is a mixed result of the increased sale of properties to homebuyers in 2021 and sale of FFBs of a higher value.

Cost of Sales

All property sales revenue in the three months ended on March 31, 2021 and 2020 came from Ballenger project. The gross margin ratios for Ballenger project in these periods were approximately 2% and 15%, respectively. The different types of lots usually have different gross margins, the main reason which led to the decrease in 2021.

General and Administrative Expenses

General and administrative expenses increased from $276,507 in the three months ended March 31, 2020 to $456,852 in the three months ended March 31, 2021. The increase in those expenses is caused mainly by the increase in the professional fees in 2021.

Net Income

In the three months ended March 31, 2021, the Company had net loss of $387,555 compared to net income of $185,180 in the three months ended March 31, 2020. The decrease in net income was caused by the increased cost of sales in 2021.

 Liquidity and Capital Resources

Our real estate assets under development have decreased to $20,171,976 as of March 31, 2021 from $20,616,237 as of December 31, 2020. This decrease reflects increase in sales of lots and a higher increase in cost of sales than in capitalized costs related to the construction in progress. On March 31, 2021, we purchased 10 homes, which will be used in Company’s rental business.

Our liabilities increased from $2,691,098 at December 31, 2020 to $4,682,057 at March 31, 2021. Our total assets have increased to $30,740,939 as of March 31, 2021 from $29,219,785 as of December 31, 2020 due to the increase of the restricted cash.

As of March 31, 2021, we had cash of $1,701,106 and restricted cash of $8,099,096 compared to $2,237,180 and $5,729,067 as of December 31, 2020.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of March 31, 2021 and December 31, 2020, the revolver loan balance was $0, respectively.

On June 18, 2020, Alset EHome Inc. (formerly known as SeD Home & REITs Inc. and Alset iHome Inc.) entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. As of March 31, 2020, the M&T loan balance was $685,896. It is intended that this loan will be utilized to commence our residential initiatives.

On February 11, 2021, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first sixteen months of principal and interest deferred or until we apply for the loan forgiveness. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven.

On March 15, 2021 Alset EHome, Inc. signed twenty separate Purchase Agreements, to acquire 20 homes in Montgomery County, Texas. On March 31, 2021, the first batch of 10 homes was closed with the purchase cost of $2,161,680. The Company borrowed $2,125,000 from SeD Intelligent Home Inc. to fund this acquisition. Purchase of second batch of 10 homes is planned in the second quarter of 2021. All of these purchased homes are properties of our rental business.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020

Net Cash Used in Operating Activities	$(415,297)	$(8,210)
Net Cash Used in Investing Activities	$-	$(1,386)
Net Cash Provided by (Used in) Financing Activities	$2,111,252	$(197,400)
Net (Decrease) Increase in Cash and Restricted Cash	$1,695,955	$(206,996)
Cash and Restricted Cash at beginning of the year	$8,104,247	$5,402,872
Cash and Restricted Cash at end of the period	$9,800,202	$5,195,876

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development. In the three months ended March 31, 2021, cash used in operating activities was $415,297 compared to cash of $8,210 used in the three months ended March 31, 2020. Increased cost of sales of the Ballenger lots in the three months of 2021 are the main reason of increase of the cash used in the operating activities.

Cash Flows from Investing Activities

Cash flows used in investing activities in three months ended March 31, 2020 include purchases of office computer equipment.

Cash Flows from Financing Activities

In the three months ended March 31, 2021, the Company distributed $82,250 in cash to the minority shareholder and borrowed $68,502 from PPP loan and $2,125,000 from a related party. In the three months ended March 31, 2020, the Company distributed $197,400 in cash to the minority.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work is more likely to be performed at certain times of year. This may impact the expenses of Alset EHome Inc. from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Impact of Recent Public Health Events

In December 2019, a novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. The COVID-19 pandemic, or other adverse public health developments, could have a material and adverse effect on our business operations.

In the three months ended March 31, 2021, the COVID-19 pandemic did not have a material impact on our operations. However, the extent to which the COVID-19 pandemic and the related economic decline that occurred in the United States since March of 2020 may impact our business in the future will depend on developments which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March 2020 through March 2021, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of homes to NVR. To date, sales of such homes by NVR are up in 2021 compared to the first three months of 2020. Such homes are often a first home that generally did not require buyers to sell an existing home. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions of sales staff and see the homes. Home closings were able to occur electronically.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIQUIDVALUE DEVELOPMENT INC.

May 17, 2021	By:	/s/ Fai H. Chan
Fai H. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

May 17, 2021	By:	/s/ Moe T. Chan
Moe T. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

May 17, 2021	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 17, 2021	By:	/s/ Alan W. L. Lui
Alan W. L. Lui Co-Chief Financial Officer
(Principal Financial and Accounting Officer)