Form 10-Q
period 2021-06-30
LiquidValue Development Inc.
filed 2021-08-11
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 11, 2021, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2021	2020
Assets:
Real Estate
Investments in Single-family Residential Properties
Land	$2,587,304	$-
Building and Improvements	4,238,603	-
Total Investments in Single-family Residential Properties	6,825,907	-
Less: Accumulated Depreciation	(15,222)	-
Investments in Single-family Residential Properties, net	6,810,685	-
Construction in Progress	6,812,838	10,239,397
Land Held for Development	9,240,462	10,376,840
Total Real Estate Assets	22,863,985	20,616,237

Cash	1,981,249	2,375,180
Restricted Cash	4,757,477	5,729,067
Accounts Receivable	225,154	84,025
Other Receivable	311,706	258,367
Related Party Receivable	34,433	117,941
Prepaid Expenses	8,645	11,563
Fixed Assets, Net	4,402	3,802
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	215,209	-
Total Assets	$30,425,863	$29,219,785

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$606,698	$563,843
Accrued Interest - Related Parties	228,557	228,557
Builder Deposits	541,349	1,262,336
Operating Lease Liability	228,206	-
Note Payable, net of discount	68,502	636,362
Note Payable - Related Parties	2,210,576	-
Total Liabilities	3,883,888	2,691,098

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at June 30, 2021 and December 31, 2020	704,043	704,043
Additional Paid In Capital	32,542,720	32,542,720
Accumulated Deficit	(7,771,613)	(8,632,867)
Total LiquidValue Development Inc. Stockholders' Equity	25,475,150	24,613,896
Non-controlling Interests	1,066,825	1,914,791
Total Stockholders' Equity	26,541,975	26,528,687
Total Liabilities and Stockholders' Equity	$30,425,863	$29,219,785

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Rental	$21,947	$-	$21,947	$-
Property	4,562,595	2,047,405	8,456,726	5,001,794
	4,584,542	2,047,405	8,478,673	5,001,794
Operating Expenses
Cost of Sales	2,649,057	1,756,846	6,474,099	4,257,090
General and Administrative	355,944	230,760	812,796	507,267
Total Operating Expenses	3,005,001	1,987,606	7,286,895	4,764,357

Income From Operations	1,579,541	59,799	1,191,778	237,437

Other Income & Expense
Interest Income (Expense), net	(29,238)	7,805	(33,062)	(1,095)
Other Income	2,040	4,107	6,072	5,287
Total Other Income (Expense)	(27,198)	11,912	(26,990)	19,454

Net Income Before Income Taxes	1,552,343	71,711	1,164,788	256,891

Provision for Income Taxes	-	114,653	-	114,653

Net (Loss) Income	1,552,343	(42,942)	1,164,788	142,238

Net Income Attributable to Non-controlling Interests	297,615	28,253	303,534	83,244

Net Income (Loss) Attributable to Common Stockholders	$1,254,728	$(71,195)	$861,254	$58,994

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.00)	$0.00	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

For the Three and Six Months ended June 30, 2021 and 2020

	Common Stock		Additional		Total LiquidValue Development Inc.		Total
	Shares	Par Value $0.001	Paid in Capital	Accumulated Deficit	Stockholders' Equity	Minority Interest	Stockholders Equity
Balance at January 1, 2021	704,043,324	704,043	32,542,720	(8,632,867)	24,613,896	1,914,791	26,528,687

Distribution to Non-Controlling Stockholder						(82,250)	(82,250)

Net Income (Loss)				(393,474)	(393,474)	5,919	(387,555)

Balance at March 31, 2021	704,043,324	$704,043	$32,542,720	(9,026,341)	24,220,422	$1,838,460	$26,058,882

Distribution to Non-Controlling Stockholder						(1,069,250)	(1,069,250)

Net Income				1,254,728	1,254,728	297,615	1,552,343

Balance at June 30, 2021	704,043,324	$704,043	$32,542,720	(7,771,613)	25,475,150	$1,066,825	$26,541,975

	Common Stock		Additional		Total LiquidValue Development Inc.		Total
	Shares	Par Value $0.001	Paid in Capital	Accumulated Deficit	Stockholders' Equity	Minority Interest	Stockholders Equity
Balance at January 1, 2020	704,043,324	704,043	32,542,720	(8,802,076)	24,444,687	2,275,061	26,719,748

Distribution to Non-Controlling Stockholder						(197,400)	(197,400)

Net Income				130,189	130,189	54,991	185,180

Balance at March 31, 2020	704,043,324	$704,043	$32,542,720	(8,671,887)	24,574,876	$2,132,652	$26,707,528

Net Income (Loss)				(71,195)	(71,195)	28,253	(42,942)

Balance at June 30, 2020	704,043,324	$704,043	$32,542,720	(8,743,082)	24,503,681	$2,160,905	$26,664,586

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	2021	2020

Cash Flows From Operating Activities
Net Income	$1,164,788	$142,238
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	16,582	1,389
Amortization of Right -Of- Use Asset	49,227	40,153
Amortization of Debt Discount	42,907	3,777
Changes in Operating Assets and Liabilities
Real Estate	(2,262,970)	(1,761,759)
Accounts Receivable	(141,129)	94,628
Related Party Receivable	(34,434)	(510,782)
Prepaid Expenses	(4,590)	17,397
Other Receivable	(53,339)	-
Accounts Payable and Accrued Expenses	53,621	2,328,575
Related Party Payable	203,518	(96,425)
Operating Lease Liability	(28,722)	(45,665)
Builder Deposits	(720,987)	(249,145)
Income Tax Payable	-	114,653
Net Cash Provided by (Used in) Operating Activities	(1,715,528)	79,034

Cash Flows From Investing Activities
Purchase of Fixed Assets	(1,960)	(4,182)
Net Cash Used in Investing Activities	(1,960)	(4,182)

Cash Flows From Financing Activities
Borrowing from Note Payable	68,502	671,634
Repayment of Note Payable	(690,035)	-
Distribution to Non-controlling Interest Shareholders	(1,151,500)	(197,400)
Borrowing from Notes Payable - Related Parties	2,125,000	-
Net Cash Provided by Financing Activities	351,967	474,234

Net Increase (Decrease) in Cash and Restricted Cash	(1,365,521)	549,086
Cash and Restricted Cash - Beginning of Period	8,104,247	5,402,872
Cash and Restricted Cash at End of Period	$6,738,726	$5,951,958

Supplementary Cash Flow Information
Cash Paid For Interest	$10,766	$-
Cash Paid For Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Liability	$256,928	$-

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021 (Unaudited)

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

As of June 30, 2021 and December 31, 2020, the aggregate non-controlling interest in Alset EHome Inc. was $1,066,825 and $1,914,791, respectively, which is separately disclosed on the Consolidated Balance Sheets.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020 filed on March 22, 2021. The Company assumes that the users of the interim financial information herein have read or have access to the audited consolidated financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The consolidated balance sheet at December 31, 2020 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2021.

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

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended June 30, 2021 or June 30, 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund is required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account is specifically used for the payment of the loan from M&T Bank. The fund is required to remain in the escrow account for the loan payment until the loan agreement terminates. As of June 30, 2021 and December 31, 2020, the total balance of these two accounts was $4,757,477 and $5,729,067, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at either June 30, 2021 or December 31, 2020.

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

Real Estate Assets

●	Land Development Assets

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

The Company did not record impairment on any of its projects during the six months ended on June 30, 2021, nor for the six months ended June 30, 2020.

●	Investments in Single-Family Residential Properties

The Company accounts for its investments in single-family residential properties as asset acquisitions and records these acquisitions at their purchase price. The purchase price is allocated between land, building, improvements and existing leases based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, title fees, property inspection and valuation fees, as well as other closing costs.

Building improvements and buildings are depreciated over estimated useful lives of approximately 10 to 27.5 years, respectively, using the straight-line method.

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the six months ended on June 30, 2021.

Revenue Recognition

●	Land Development Revenue Recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption of this new standard did not have a material effect on our financial statements.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which were essentially all of the revenue of the Company in 2021 and 2020, is as follows:

a.	Identify the contract with a customer.

In the event of a sale the Company has signed agreements with the builders for developing the raw land ready to build lots. The contract has agreed upon prices, timelines, and specifications for what is to be provided.

b.	Identify the performance obligations in the contract.

Performance obligations of the Company include delivering developed lots to the customer, which are required to meet certain specifications that are outlined in the contract. The customer inspects all lots prior to accepting title to ensure all specifications are met.

c.	Determine the transaction price.

The transaction price is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

d.	Allocate the transaction price to performance obligations in the contract.

Each lot or a group of lots is considered to be a separate performance obligation, for which the specified price in the contract is allocated to.

e.	Recognize revenue when (or as) the entity satisfies a performance obligation.

In the event of a sale the builders do the inspections to make sure all conditions/requirements are met before taking title of lots. The Company recognizes revenue when title is transferred. The Company does not have further performance obligations once title is transferred.

●	Rental Revenue Recognition

The Company leases real estate properties to its tenants under leases that are predominately classified as operating leases, in accordance with ASC 842, Leases (“ASC 842”). Real estate rental revenue is comprised of minimum base rent and revenue from the collection of lease termination fees.

Rent from tenants is recorded in accordance with the terms of each lease agreement on a straight-line basis over the initial term of the lease. Rental revenue recognition begins when the tenant controls the space and continues through the term of the related lease. Generally, the Company’s leases provide the tenant with one or more multi-year renewal options, including mostly the same terms and conditions provided under the initial lease term, subject to rent increases

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within deferred revenues and other payables on the Company’s consolidated balance sheets.

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the six months ended June 30, 2021, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments.

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the three months ended on June 30, 2021 and 2020, we recognized revenue $141,575 and $74,879 from FFB assessment, respectively. During the six months ended on June 30, 2021 and 2020, we recognized revenue $248,646 and $115,202 from FFB assessment, respectively.

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

Cost of Sales

All cost of sales is from our land development business. Land acquisition costs are allocated to each lot based on the area method, the size of the lot comparing to the total size of all lots in the project. Development costs and capitalized interest are allocated to lots sold based on the total expected development and interest costs of the completed project and allocating a percentage of those costs based on the selling price of the sold lot compared to the expected sales values of all lots in the project.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for six months ended June 30, 2021, or to our net deferred tax assets as of June 30, 2021.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At June 30, 2021 and December 31, 2020, uninsured cash and restricted cash balances were $5,609,289 and $6,937,716, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On June 30, 2021 and December 31, 2020, there were $541,349 and $1,262,336 held on deposit, respectively.

4. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of June 30, 2021 and December 31, 2020, the outstanding balance of the revolving loan was $0.

On June 18, 2020, Alset EHome Inc. entered into a Loan Agreement with M&T Bank. Pursuant to the Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. The line of credit bears interest rate on LIBOR plus 375 basis points. Repayment of this loan is secured by a Deed of Trust issued to M&T Bank on the property owned by certain subsidiaries of Alset EHome Inc. The maturity date of this Loan is July 1, 2022. The Company together with one of its subsidiaries, SeD Maryland Development LLC, are both the guarantors of this Loan. The loan in the amount of $664,810, together with all accrued interests of $25,225, was paid off on May 28, 2021. The loan was closed in June 2021. Additionally, the debt discount of $42,907 was fully amortized during the six months ended June 30, 2021.

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven. As of June 30, 2021, we owe $68,502 to M&T Bank.

5. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited (an affiliate of Alset International) to fund development and operation costs. The advances bear interest of 10% and are payable on demand. As of June 30, 2021 and December 31, 2020, Alset EHome Inc. had outstanding principal due of $0 and accrued interest of $228,557.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International)

The Company receives advances from or loans to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On June 30, 2021, the Company owed $2,206,321 of advance principal and $4,255 of accrued interest. On December 31, 2020, SeD Intelligent Home owed the Company $98,680 in loan principal and $19,261 in accrued loan interest. During the three months ended June 30, 2021 and 2020, the Company earned interest income of $0 and $5,536, respectively. During the six months ended June 30, 2021 and 2020, the Company earned interest income of $0 and $7,903, respectively.

Management Fees

MacKenzie Equity Partners, owned by a Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $60,000 and $120,000 in the three and six months ended June 30, 2020, respectively, and $60,000 and $180,000 in the three and six months ended June 30, 2021, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In June 2021, MacKenzie Equity Partners was granted an additional $60,000 bonus payment. On June 30, 2021 and December 31, 2020, the Company owed this related party $20,000 and $0, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company will pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and will pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement has a term that ends December 31, 2021, and can be cancelled by either party on thirty days’ notice. Alset International will provide the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the three and six months ended June 30, 2021 the Company incurred expense of $90,000 and $180,000, respectively, and owed this related party $540,000 as of June 30, 2021. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owes the funds to Alset International.

Advances to Alset EHome International Inc.

The Company pays some operating expenses for Alset EHome International Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On June 30, 2021 and December 31, 2020, the balance of these advances was $34,433 and $0, respectively.

6. STOCKHOLDERS’ EQUITY

Cash Dividend Distributions

From January to June 2021, the Board of Managers of SeD Maryland Development LLC (the 83.55% owned subsidiary of the Company which owns the Company’s Ballenger Project) authorized the payment of distributions to its members in the amount of $7,000,000. Accordingly, the minority member of SeD Maryland Development LLC received a distribution in the amount of $1,151,500, with the remainder being distributed to a subsidiary of the Company, which is eliminated upon consolidation.

On February 21, 2020, the Board of Managers of SeD Maryland Development LLC authorized the payment of distributions to its members in the amount of $1,200,000. Accordingly, the minority member of SeD Maryland Development LLC received a distribution in the amount of $197,400, with the remainder being distributed to a subsidiary of the Company, which is eliminated upon consolidation.

7. SINGLE FAMILY RESIDENTIAL PROPERTIES

As of June 30, 2021, the Company owns 30 Single Family Residential Properties (“SFRs”) in Montgomery County, Texas. The Company’s aggregate investment in those SFRs was $6.8 million. The Company borrowed $2.1 million from SeD Intelligent Home Inc. to fund part of this acquisition. Depreciation expense was $15,222 and $0 in three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $15,222 and $0 in six months ended June 30, 2021 and 2020, respectively.

The following table presents the summary of our SRFs as of June 30, 2021:

	Number of Homes	Aggregate investment	Average Investment per Home

SFRs	30	$6,825,907	$227,530

8. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at June 30, 2021 in each calendar year through the end of their terms are as follows:

2021	$97,350
2022	75,403
Total Future Receipts	172,753

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a property management fee of $90 per month per property unit and a leasing fee equal to one month of each lease’s annual rent. For the three months ended June 30, 2021 and 2020, property management fees incurred by the property managers were $2,740 and $0, respectively. For the six months ended June 30, 2021 and 2020, property management fees incurred by the property managers were $2,740 and $0, respectively. For the three months ended June 30, 2021 and 2020, leasing fees incurred by the property managers were $14,475 and $0, respectively. For the six months ended June 30, 2021 and 2020, leasing fees incurred by the property managers were $14,475 and $0, respectively.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. Lease of the Company’s Texas office expires in 2021, while lease of the Company’s Maryland expires in 2024. The monthly rental payments range between $2,300 and $8,143, respectively. Rent expense was $58,085 and $56,259 for the six months ended June 30, 2021 and 2020, respectively. The below table summarizes future payments due under these leases as of June 30, 2021.

The balance of the operating lease right-of-use asset and operating lease liability as of June 30, 2021 was $215,209 and $228,206, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Six Months Ended June 30, 2021
Weighted Average Remaining Operating Lease Term (in years)	2.67

The below table summarizes future payments due under these leases as of June 30, 2021.

For the Years Ending December 31:

2021	$54,241
2022	92,559
2023	95,104
2024	24,430
Total Minimum Lease Payments	266,333
Less: Effect of Discounting	(38,127)
Present Value of Future Minimum Lease Payments	228,206
Less: Current Obligation under Leases	-
Long-term Lease Obligations	$228,206

Lot Sale Agreements

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During the three months ended June 30, 2021 and 2020, NVR has purchased 31 lots and 19 lots, respectively. During the six months ended June 30, 2021 and 2020, NVR has purchased 58 lots and 46 lots, respectively.

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

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020:

	Three- Months Ended		Six-months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$4,584,542	$2,047,405	$8,478,673	$5,001,794
Cost of Sales	$2,649,057	$1,756,846	$6,474,099	$4,257,090
General and Administrative	$355,944	$230,760	$812,796	$507,267
Other Income (Expense)	$(27,198)	$11,912	$(26,990)	$19,454
Provision for Income Taxes	$-	$114,653	$-	$114,653
Net Income (Loss)	$1,552,343	$(42,942)	$1,164,788	$142,238

Revenue

Revenue was $4,584,542 for the three months ended June 30, 2021 as compared to $2,047,405 for the three months ended June 30, 2020. Revenue was $8,478,673 for the six months ended June 30, 2021 as compared to $5,001,794 for the six months ended June 30, 2020. This increase in revenue is caused by an increase in property sales from the Ballenger project in the first half of 2021. In this project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger project lots, increased from $74,879 in the three months ended June 30, 2020 to $141,575 in the three months ended June 30, 2021. Income from the sale of FFBs increased from $115,202 in the six months ended June 30, 2020 to $248,646 in the six months ended June 30, 2021. The increase is a mixed result of the increased sale of properties to homebuyers in 2021 and sale of FFBs of a higher value.

In second quarter of 2021, the Company started renting homes to tenants. Revenue from rental business was $21,947 for the three and six months ended June 30, 2021. The company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

Cost of Sales

All property sales revenue in the three months ended on June 30, 2020 came from Ballenger and SeD Texas projects. The property sales revenue in the three months ended on June 30, 2020 came from Ballenger project. The gross margin ratio for Ballenger project in first six months of 2021 and 2020 were approximately 28% and 15%, respectively. The different types of lots usually have different gross margins, the main reason which led to the increase in 2021. The gross margin ratio for SeD Texas project in first six months of 2021 and 2020 were approximately 16% and 0%, respectively.

General and Administrative Expenses

General and administrative expenses increased from $230,760 in the three months ended June 30, 2020 to $355,944 in the three months ended June 30, 2021. General and administrative expenses increased from $507,267 in the six months ended June 30, 2020 to $812,796 in the six months ended June 30, 2021. The increase in those expenses is caused mainly by the increase in the professional fees in 2021.

Net Income

In the three months ended June 30, 2021, the Company had net income of $1,552,343 compared to net loss of $42,942 in the three months ended June 30, 2020. In the six months ended June 30, 2021, the Company had net income of $1,164,788 compared to net income of $142,238 in the six months ended June 30, 2020. The increase in net income was caused by the increased sales in our Ballenger Project in 2021.

Liquidity and Capital Resources

Our real estate assets under development have decreased to $16,053,300 as of June 30, 2021 from $20,616,237 as of December 31, 2020. This decrease reflects increase in sales of lots and a higher increase in cost of sales than in capitalized costs related to the construction in progress. In the six months ended June 30, 2021, we purchased 30 homes, which will be used in Company’s rental business. Our rental properties assets were $6,810,685 as of June 30, 2021.

Our liabilities increased from $2,691,098 at December 31, 2020 to $3,883,888 at June 30, 2021. Our total assets have increased to $30,425,863 as of June 30, 2021 from $29,219,785 as of December 31, 2020.

As of June 30, 2021, we had cash of $1,981,249 and restricted cash of $4,757,477 compared to $2,237,180 and $5,729,067 as of December 31, 2020.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of June 30, 2021 and December 31, 2020, the revolver loan balance was $0, respectively.

On June 18, 2020, Alset EHome Inc. (formerly known as SeD Home & REITs Inc. and Alset iHome Inc.) entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. As of June 30, 2020, the M&T loan balance was $685,896. The loan was paid off in May 2021.

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

On March 15 and May 11, 2021 Alset EHome, Inc. signed all together thirty separate Purchase Agreements to acquire 30 homes in Montgomery County, Texas. By June 30, 2021, all of the 30 homes were closed with the purchase cost of $6,827,033. The Company borrowed $2,125,000 from SeD Intelligent Home Inc. to fund part of this acquisition. All of these purchased homes are properties of our rental business.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020

Net Cash Provided by (Used in) Operating Activities	$(1,715,528)	$79,034
Net Cash Used in Investing Activities	$(1,960)	$(4,182)
Net Cash Provided by Financing Activities	$351,967	$474,234
Net (Decrease) Increase in Cash and Restricted Cash	$(1,365,521)	$549,086
Cash and Restricted Cash at beginning of the period	$8,104,247	$5,402,872
Cash and Restricted Cash at end of the period	$6,738,726	$5,951,958

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land development and cost of purchased rental properties. In the six months ended June 30, 2021, cash used in operating activities was $1,715,528 compared to cash of $79,034 provided the six months ended June 30, 2020. Increased accounts receivable from sales of FFB and purchase of rental properties in the six months of 2021 are the main reasons of increase of the cash used in the operating activities.

Cash Flows from Investing Activities

Cash flows used in investing activities in six months ended June 30, 2021 and 2020 include purchases of office computer equipment.

Cash Flows from Financing Activities

In the six months ended June 30, 2021, the Company repaid $690,035 of bank loan, distributed $1,151,500 in cash to the minority shareholder, borrowed $2,125,000 from a related party and obtained $68,502 from PPP loan. In the six months ended June 30, 2020, the Company distributed $197,400 in cash to the minority shareholder and borrowed $671,634 from the bank.

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

In the three and six months ended June 30, 2021, the COVID-19 pandemic did not have a material impact on our operations. However, the extent to which the COVID-19 pandemic and the related economic decline that occurred in the United States since March of 2020 may impact our business in the future will depend on developments which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March 2020 through June 2021, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of homes to NVR. To date, sales of such homes by NVR are up in 2021 compared to the first six months of 2020. Such homes are often a first home that generally did not require buyers to sell an existing home. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions of sales staff and see the homes. Home closings were able to occur electronically.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policy and Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). For detail accounting policy and estimates information, please see Note 1 in the consolidated financial statements.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIQUIDVALUE DEVELOPMENT INC.

August 11, 2021	By:	/s/ Fai H. Chan
Fai H. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

August 11, 2021	By:	/s/ Moe T. Chan
Moe T. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

August 11, 2021	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

August 11, 2021	By:	/s/ Alan W. L. Lui
Alan W. L. Lui Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

