Form 10-K
period 2021-12-31
LiquidValue Development Inc.
filed 2022-03-15
CIK 1503658

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 14, 2022, there were 704,043,324 shares outstanding of the registrant’s common stock, $0.001 par value.

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

2

LiquidValue Development Inc.

Form 10-K

For the Year Ended December 31, 2021

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

On September 5, 2017, the Company changed its name to SeD Intelligent Home Inc., and increased its number of authorized shares to 1,000,000,000 (the par value per share remained $0.001). On July 7, 2020, the Company changed its name to LiquidValue Development Management Inc.

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

With the completion of the Company’s acquisition of Alset EHome, we entered into the business of land development. While the Company will own real estate, the Company does not intend to be a REIT for federal tax purposes. Alset EHome’s Lakes at Black Oak (referred to herein as “Black Oak”) project is a land sub-division development located north of Houston, Texas. Our Black Oak project initially consisted of 162 acres; in January of 2021, this project was expanded with the purchase of an approximately 6.3 acre tract of land. Alset EHome’s Ballenger Run project is a 197-acre sub-division development near Washington D.C. in Frederick County, Maryland. Alset EHome conducts its operations through wholly and partially owned subsidiaries. Alset EHome’s affiliates provide project and asset management via separate agreements with consultants.

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

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project remains at the early stage.

In 2021, the Company purchased 109 homes in Texas from other builders in different communities. We intend to rent these homes. Alset EHome pursued this new endeavor in part to improve cash flow and smooth out the inconsistencies of income in residential land development. We intend to develop our subsidiary American Home REIT Inc. as the owner of single Family rental homes.

Through our subsidiaries, we will explore the potential to pursue other business opportunities related to real estate. The Company is evaluating the potential to enter into activities related to solar energy and energy efficient products as well as smart home technologies, although we note that these potential opportunities remain at the exploratory stage, and we may not pursue these opportunities at the discretion of our management. Through the Company’s eco-systems of businesses based around sustainable, healthy living communities, Alset EHome intends to develop single family homes which are eco-friendly. They will be fitted out with solar energy products such as photovoltaic systems, battery systems, and car charging ports for sustainable transport as well as other energy efficient systems. The Company also envisions acquiring land surrounding its communities for solar farm projects to power these communities. Alset EHome has commenced the infrastructure design and engineering for this sustainable, healthy living community concept within the Black Oak project outside of Houston, Texas. The company intends to bring this concept to other strategic parts of the US.

We also intend to enlarge the scope of property-related services. Additional planned activities, which we intend to be carried out through Alset EHome, include financing, home management, realtor services, insurance and home title validation. We may particularly provide these services in connection with homes we build. These activities are also in the planning stages.

Both land development projects and rental business are included in our only reporting segment – real estate. In determination of segments, the Company, together with its chief decision maker, who is also our CEO, considers factors that include the nature of business activities, allocation of resources and management structure.

As of December 31, 2021, we had total assets of $48,180,107 and total liabilities of $23,278,817. Total assets as of December 31, 2020 were $29,219,785 and total liabilities were $2,691,098.

Employees

At the present time, the Company has five full time employees. Much of our work is done by contractors retained for projects, and at the present time we have no part-time employees.

Compliance with Government Regulation

The development of our real estate projects will require the Company to comply with federal, state and local environmental regulations. In connection with this compliance, our real estate acquisition and development projects will require environmental studies. To date, the Company has spent approximately $57,581 on environmental studies and compliance. Such costs are reflected in construction progress costs in our financial statements.

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

In the years ended December 31, 2020 and December 31, 2021, the COVID-19 pandemic did not have a material impact on our operations. However, the extent to which the COVID-19 pandemic and the related economic decline that occurred in the United States in March of 2020 may impact our business in the future will depend on developments which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. In the years ended December 31, 2020 and December 31, 2021, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of homes to NVR. Such homes are often a first home that generally did not require buyers to sell an existing home. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions to sales staff and see the homes. Home closings were able to occur electronically.

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

Intellectual Property

At the present time, an entity affiliated with the Company has registered the trademark “Alset” in the United States and certain other countries. We anticipate filing additional trademark applications as we expand into new areas of business.

Corporate Organization

The following chart describes the Company’s ownership of various subsidiaries:

LiquidValue Development Inc. and Subsidiaries Structure Chart

LiquidValue Development Inc.
100%
Alset EHome Inc.
100%
SeD USA, LLC
100%
SeD Development USA Inc.
100%
American Home REIT Inc.
100%
SeD Ballenger, LLC
85%
SeD Development Management, LLC
100%
SeD Builder, LLC
100%
SeD REIT Inc.
80%
Alset Solar Inc.
100%
AHR Texas Two, LLC
100%
AHR Black Oak One, LLC
100%
150 Black Oak GP, Inc.
99.50%
150 CCM Black Oak, Ltd.
100%
SeD Texas Home, LLC
83.55%
SeD Maryland Development, LLC
0.50%

Black Oak

Our Black Oak project is a land infrastructure development and sub-division project situated in Magnolia, Texas north of Houston. 150 Black Oak, Ltd. was a partnership formed by our former partner prior to our investment in this project. Black Oak had contracts to purchase seven contiguous parcels of land. Our initial equity investment was US$4.3 million for ownership of 60% of the partnership. Upon this initial investment in February 2014, we changed the name of the partnership to 150 CCM Black Oak, Ltd (“Black Oak”) and subsequently increased our ownership to 69%. On July 23, 2018, SeD Development USA, LLC, a wholly owned subsidiary of the Company, entered into two Partnership Interest Purchase Agreements through which it purchased an aggregate of 31% of Black Oak. Prior to the Partnership Interest Purchase Agreements, the Company owned and controlled Black Oak through its 68.5% limited partnership interest and its ownership of the General Partner, 150 Black Oak GP, Inc, a 0.5% owner in Black Oak. As a result of the purchase, the Company, through its subsidiaries, now owns 100% of Black Oak. 150 Black Oak GP, Inc. is wholly owned by SeD USA, LLC, which in turn is wholly owned by Alset EHome. The limited partnership interests are owned by SeD Development USA, Inc., which is wholly owned by Alset EHome. 150 Black Oak GP, Inc. was previously jointly owned with a partner, but is now entirely owned by SeD USA, LLC.

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

On November 4, 2021, Black Oak Ltd received $750,000 reimbursement from Aqua Texas pursuant to a contractual agreement whereby Aqua is obligated to pay 150 CCM Black Oak $6,000 for each connection made to an individual single family home upon sale to the end customer.

On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.300 acre tract of land in Montgomery County, Texas. The Company’s strategic acquisition contiguous to the Black Oak project is intended to provide additional lot yield, potential additional amenities and/or a solar farm to support the Company’s sustainable, healthy living concept.

At the present time, the Company is also considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Black Oak and Alset Villas properties. The required time and expenses needed to complete the Black Oak and Alset Villas projects will be influenced by the strategy, or mix of strategies, we utilize at each project.

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

This property was initially zoned for 443 entitled Residential Lots, 210 entitled Multifamily Units and 200 entitled continuing care retirement community units approved for twenty (20) years from the date of a Developers Rights & Responsibilities Agreement dated October 8, 2014, as amended on September 6, 2016. In July 2019 we received required government approval to revise the zoning of this property to include 479 entitled residential lots and 210 entitled multi-family units, with no entitled continuing care retirement community units. We anticipate that the completion of our involvement in this project will take approximately 12 to 18 months from the date of this Annual Report.

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

The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be $1,670,820. The expected completion date for the final phases of the Ballenger Run project is June of 2022.

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

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) which is comprised of: (1) a Note in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000, and (2) a letter of credit facility in an aggregate amount of up to $900,000 (the “L/C Facility”). The Note bears an interest rate of the one month LIBOR plus 375 basis points. Commissions on each letter of credit (“L/C”) will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The Note is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Development Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to M&T Bank on the property owned by SeD Maryland. As of December 31, 2021 and 2020, the outstanding balance of the revolving loan was $0.

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

The sale of 13 model lots to NVR began in May of 2017. 88 lots were sold in the year ended December 31, 2021, compared to 121 lots sold in the year ended December 31, 2020. As of December 31, 2021, 476 lots have been sold to NVR with 3 remaining for the duration of the project. NVR continues to market and sell homes.

As part of the contract with NVR, upon establishment of FFB assessments on the lots, the Company is obligated to credit NVR with an amount equal to one year of FFB assessment per each lot purchased by NVR. As of December 31, 2021 the accrued balance due to NVR was $188,125.

Sale of Lots for the Multi-family Units

In June 2016, SeD Maryland entered into a lot purchase agreement with Orchard Development Corporation relating to the sale of 210 multifamily units in the Ballenger Run Project for a total purchase price of $5,250,000, which closed on August 7, 2018.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total expected revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facilities and close the lot sales with NVR, which inspects these water and sewer facilities prior to the close of lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized upon NVR’s sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December, 2021 and 2020, we recognized revenue in the amounts of $289,375 and $273,620 from FFB assessments, respectively.

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

Planned Alset Villas Project in Texas

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project remains at the early stage.

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

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Co-Chief Executive Officers and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2021, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2021, we had a material weakness that relates to the relatively small number of staff. This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremedied by the company as of December 31, 2021, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

Fai H. Chan, one of our Co-Chief Executive Officers, is both an officer and director of Alset International, the entity which owns SeD Intelligent Home Inc., our majority shareholder. Fai H. Chan is also the Chairman and Chief Executive Officer of Alset EHome International Inc., a Nasdaq listed company that owns the majority of Alset International. Fai H. Chan is involved in a number of other projects other than our Company’s real estate business and will continue to be so involved. Moe T. Chan, our other Co-Chief Executive Officer, is both an officer and director of Alset International and will also be involved in projects other than our Company’s real estate business. Both of our Co-Chief Executive Officers have their primarily residences and business offices in Asia, and accordingly, there will be limits on how often they are able to visit the locations of our real estate projects. Similarly, our Co-Chief Financial Officers are both engaged in non-real estate activities of Alset International and Alset EHome International Inc., and only one of our Co-Chief Financial Officers resides and works in the United States (at an office located in Bethesda, MD).

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Black Oak

The Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development initially consisted of approximately 162 acres. On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.300 acre tract of land in Montgomery County. The Company’s strategic acquisition contiguous to the Black Oak project is intended to provide additional lot yield, potential additional amenities and/or a solar farm to support the Company’s sustainable, healthy living concept. Together with the additional tract of land there are approximately 550-600 lots to be platted for the Company’s future endeavors. This does not include the 124 lots sold to Rausch Coleman in Phase 1. 150 CCM Black Oak Ltd is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

Planned Alset Villas Project in Texas

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project remains at the early stage.

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

Development of Properties

At the present time, the Company is considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Black Oak and Alset Villas properties.

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

Holders

As of March 14, 2022, the Company had 53 shareholders.

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

None.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2021.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Year Ended
	December 31, 2021	December 31, 2020

Revenue	$14,213,380	$15,656,829
Cost of Revenue	$11,551,301	$14,326,252
General and Administrative Expenses	$1,498,052	$1,185,368
Net Income	$922,353	$220,189

Revenue

Revenue was $14,213,380 for the period ended December 31, 2021 as compared to $15,656,829 for the period ended December 31, 2020. The decrease in revenue is caused mainly by the decrease in property sales from the Ballenger project in 2021. This project is almost finished and only 3 lots remain to be sold in 2022. In this project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, increased from $273,620 in the year ended December 31, 2020 to $289,375 in year ended December 31, 2021. The increase is a mixed result of the increased sale of properties to homebuyers in 2021 and sale of FFBs of a higher value.

In the second quarter of 2021, the Company started renting homes to tenants. Revenue from rental business was $327,296 in the year ended December 31, 2021. The company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

Operating Expenses

All cost of revenue in the years ended on December 31, 2021 came from our Ballenger and SeD Texas projects. The cost of revenue in the year ended on December 31, 2020 came from our Ballenger project. The gross margin for Ballenger project in years ended December 31, 2021 and 2020 were approximately 16% and 14%, respectively. The different types of lots usually have different gross margins, which is the main reason that led to the increase in 2021. The gross margin for SeD Texas project in years ended December 31, 2021 and 2020 were approximately 35% and 0%, respectively.

General and Administrative Expenses

The general and administrative expenses increased from $1,185,368 for the period ended December 31, 2020 to $1,498,052 for the period ended December 31, 2021 due to an increase in professional fees. The Company engaged new consultants and granted a bonus to a project manager during 2021.

Net Income

The Company had a net income of $220,189 for the period ended December 31, 2020 and a net income of $922,353 for the period ended on December 31, 2021. The increase in net income was caused by the decrease in cost of revenue in our Ballenger Project and increase in rental income from our SeD Texas project in 2021.

Liquidity and Capital Resources

Our real estate assets have increased to $40,034,933 as of December 31, 2021 from $20,616,237 as of December 31, 2020. This increase primarily reflects the acquisition of 109 new rental properties in 2021. Our liabilities increased from $2,691,098 at December 31, 2020 to $23,278,817 at December 31, 2021. Our total assets have increased to $48,180,107 as of December 31, 2021 from $29,219,785 as of December 31, 2020.

As of December 31, 2021, we had cash in the amount of $3,055,745, compared to $2,375,180 as of December 31, 2020. Our Ballenger Run revolver loan balance from M&T Bank was $0 at December 31, 2021 and 2020.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of December 31, 2021 and 2020, the revolver loan balance was $0.

On June 18, 2020, Alset EHome Inc. (formerly known as SeD Home & REITs Inc. and Alset iHome Inc.) entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. As of December 31, 2020, the M&T loan balance was $679,268. The loan was paid off in May 2021.

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

During 2021 the Company signed multiple purchase agreements to acquire 109 homes in Montgomery and Harris Counties, Texas. By December 31, 2021, the acquisition of the 109 homes was completed with an aggregate purchase cost of $24,940,764. The Company borrowed $19,122,471 from SeD Intelligent Home Inc. to fund most of these acquisitions.

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

The management believes that the available cash in bank accounts, favorable cash revenue from real estate projects and availability of $8 million line of credit are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020

Net Cash Provided by Operating Activities	$8,346,384	$2,434,714
Net Cash Used in Investing Activities	$(25,366,119)	$(4,181)
Net Cash Provided by Financing Activities	$16,371,217	$270,842
Net Change in Cash	$(648,518)	$2,701,375
Cash and restricted cash at beginning of the year	$8,104,247	$5,402,872
Cash and restricted cash at end of the year	$7,455,729	$8,104,247

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets which we plan to sell, such as land purchased for development and resale, and costs related to construction, which are capitalized in the book. In 2021, cash provided by operating activities was $8,346,384 compared to cash provided of $2,434,714 in 2020. Increased sales in our Ballenger project in 2021 were the main reason for the cash provided by operating activities.

Cash Flows from Investing Activities

Cash flows used in investing activities in 2021 include the purchase of properties for our rental business, as well as small expenditures for purchases of office computer equipment.

Cash Flows from Financing Activities

In 2020 Alset EHome borrowed $664,810 from M&T Bank, incurring at the same time origination fees of $61,679. During 2020, $14,458 interest incurred on this loan. In the same period, SeD Maryland Development distributed $411,250 in cash to the minority shareholder. In 2021 the Company borrowed $68,502 from PPP loan and $19,531,734 from related party. In the same period, SeD Maryland Development distributed $2,549,750 in cash to the minority shareholder and Alset EHome repaid $679,269 of M&T loan.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to be performed at certain times of year. This may impact the expenses of Alset EHome from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

Revenue Recognition and Cost of Revenue

Land Development Revenue Recognition

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which was approximately all the revenue of the Company in 2021 and 2020, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the year ended December 31, 2021, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December 31, 2021 and 2020, we recognized revenue of $289,375 and $273,620 from FFB assessment, respectively.

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

Real Estate Assets

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

See following chart for details of the capitalized construction costs of Ballenger and Black Oak projects as of December 31, 2021 and 2020:

	As of December 31, 2021
	Ballenger Run	Black Oak	Total
	($)	($)	($)
Hard Construction Costs	29,244,223	3,126,907	32,371,130
Engineering	3,626,928	2,852,710	6,479,638
Consultation	340,528	109,826	450,354
Project Management	4,285,533	2,597,175	6,882,709
Legal	375,585	237,970	613,554
Taxes	1,326,734	985,440	2,312,174
Other Services	605,657	33,791	639,448
Impairment Reserve	-	(5,920,599)	(5,920,599)
Construction - Sold Lots	(39,805,188)	(1,364,805)	(41,169,993)
Total	$0	$2,658,415	$2,658,415

Capitalized Finance Costs			$4,066,259
Construction in Progress			$6,724,674

	As of December 31, 2020
	Ballenger Run	Black Oak	Total
	($)	($)	($)
Hard Construction Costs	26,542,028	3,647,973	30,190,001
Engineering	3,516,161	1,885,761	5,401,922
Consultation	340,528	105,667	446,195
Project Management	3,682,401	874,028	4,556,429
Legal	359,353	235,961	595,314
Taxes	1,273,587	770,983	2,044,570
Other Services	1,291,447	33,091	1,324,538
Impairment Reserve	-	(5,920,599)	(5,920,599)
Construction - Sold Lots	(31,979,300)	(1,364,805)	(33,344,105)
Total	$5,026,205	$268,060	$5,294,265

Capitalized Finance Costs			$4,945,132
Construction in Progress			$10,239,397

As of December 31, 2021 and 2020, total capitalized finance related costs were $4,066,259 and $4,945,132, respectively.

The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be $1,670,820. The expected completion date for the final phases of the Ballenger Run project is June of 2022.

The required time and expenses needed to complete the Black Oak and Alset Villas projects will be impacted by the strategy, or mix of strategies, we utilize at each project.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, Impairment Testing: Long- Lived Assets classified as held and used, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The Company did not record impairment on any of its projects during the years ended on December 31, 2021 and 2020.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended December 31, 2021 and 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

LiquidValue Development Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LiquidValue Development Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LiquidValue Development Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Real Estate Assets

Critical Audit Matter Description

As discussed in Note 1 to the consolidated financial statements, the real estate assets as of December 31, 2021 aggregated $40.0 million. Real estate assets consist of residential properties (consisting of land, buildings, and building improvements), construction in progress, and land held for development, all of which are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the asset is written down to its fair value. The Company reviews each real estate asset on an annual basis or whenever indicators of impairment exist. Indicators of impairment include, but are not limited to, significant decreases in local land and building market values and selling prices of comparable land and buildings, significant decreases in gross margins or sales absorption rates, costs significantly in excess of budget and actual or projected cash flow losses. If there are indicators of impairment, the Company will perform a fair value-based impairment analysis to determine if the asset is impaired.

We identified the assessment of real estate assets for impairment as a critical audit matter. Specifically, the Company’s identification of potential impairment indicators required a high degree of subjective management judgment. In addition, where necessary, the significant assumptions used in management’s impairment analyses required the application of greater management judgment. Changes to these estimates and assumptions could have a significant impact on the Company’s impairment analyses.

How the Critical Audit Matter Was Addressed in the Audit

To test management’s identification and assessment of the severity of indicators of impairment of the Company’s real estate assets owned, our audit procedures included, among other things, evaluating management’s qualitative analyses for reasonableness and completeness through inquiries with Company personnel outside the accounting function; considering external market data and interviewing external real estate specialists.  Where necessary, we also evaluated management’s quantitative analyses of fair value by evaluation of the reasonableness of methods and assumptions used by the Company’s valuation specialist and testing the underlying data used by the Company in such analyses.  Additionally, our procedures performed over land held for future development also included the consideration of contrary or corroborative evidence of management’s assertions by obtaining other market data to evaluate against the Company’s projected gross margin by project.

We involved a specialist to assist in assessing the reasonableness of the underlying methods and assumptions used by the Company in performing necessary fair-value estimates for the real estate assets, and assessing the reasonableness of the comparable sales data or other market data driving cash flow assumptions of rental real estate assets used in the Company’s fair value analyses.

GRASSI & CO., CPAs, P.C. - FIRM ID 606

We have served as the Company’s auditor since 2022.

Jericho, New York

March 14, 2022

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

We involved a specialist to assist in:

•	assessing the reasonableness of the sales comparable data used in the company’s fair value-based impairment analysis by comparing to available market data

•	assessing the reasonableness of the discount rate used in management’s fair value calculation by comparing to available market data.

Additionally, our procedures performed over land held for future development also included the consideration of contrary or corroborative evidence of management’s assertions by obtaining other market data to evaluate against the Company’s projected gross margin by project.

/s/ Briggs & Veselka Co.

We have served as the Company’s auditor since 2021.

Houston, Texas

March 22, 2021

 LiquidValue Development Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets:
Real Estate
Investments in Single-family Residential Properties
Land	$9,470,950	$-
Building and Improvements	15,469,814	-
	24,940,764	-
Less: Accumulated Depreciation	(120,511)	-
Investments in Single-family Residential Properties, Net	24,820,253	-
Construction in Progress	6,724,674	10,239,397
Land Held for Development	8,068,624	10,376,840
Other Properties	421,382	-
	40,034,933	20,616,237

Cash	3,055,745	2,375,180
Restricted Cash	4,399,984	5,729,067
Accounts Receivable	47,303	84,025
Other Receivable	136,350	258,367
Related Party Receivable	26,565	117,941
Prepaid Expenses	258,700	11,563
Fixed Assets, Net	4,945	3,802
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	191,979	-
Total Assets	$48,180,107	$29,219,785

Liabilities and Stockholders' Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$2,832,340	$563,843
Accrued Interest - Related Parties	228,557	228,557
Builder Deposits	31,553	1,262,336
Operating Lease Liability	199,483	-
Note Payable, net of discount	68,502	636,362
Note Payable - Related Parties	19,918,382	-
Total Liabilities	23,278,817	2,691,098

Stockholders' Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at December 31, 2021 and December 31, 2020	704,043	704,043
Additional Paid In Capital	32,542,720	32,542,720
Accumulated Deficit	(8,397,009)	(8,632,867)
Total LiquidValue Development Inc. Stockholders' Equity	24,849,754	24,613,896
Non-controlling Interests	51,536	1,914,791
Total Stockholders' Equity	24,901,290	26,528,687
Total Liabilities and Stockholders' Equity	$48,180,107	$29,219,785

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020
Revenue
Rental	$327,296	$-
Property	13,886,084	15,656,829
	14,213,380	15,656,829
Operating Expenses
Cost of Revenue	11,551,301	14,326,252
General and Administrative	1,498,052	1,185,368
Total Operating Expenses	13,049,353	15,511,620

Income From Operations	1,164,027	145,209

Other Income & Expense
Interest (Expense) Income, net	(153,900)	13,612
Other Income	4,142	70,990
Total Other (Expense) Income	(149,758)	84,602

Net Income Before Income Taxes	1,014,269	229,811

Income Tax Expense	91,916	9,622

Net Income	922,353	220,189

Net Income Attributable to Non-controlling Interests	686,495	50,980

Net Income Attributable to Common Stockholders	$235,858	$169,209

Net Income Per Share - Basic and Diluted	$0.00	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the Years Ended on December 31, 2021 and 2020

					Total LiquidValue
	Common Stock		Additional		Development Inc.	Non-	Total
		Par Value	Paid in	Accumulated	Stockholders'	controlling	Stockholders
	Shares	$0.001	Capital	Deficit	Equity	Interests	Equity
Balance at January 1, 2020	704,043,324	$704,043	$32,542,720	$(8,802,076)	$24,444,687	$2,275,061	$26,719,748

Distribution to Non-Controlling Stockholder	-	-	-	-	-	(411,250)	(411,250)

Net Income	-	-	-	169,209	169,209	50,980	220,189

Balance at December 31, 2020	704,043,324	$704,043	$32,542,720	$(8,632,867)	$24,613,896	$1,914,791	$26,528,687

Distribution to Non-Controlling Stockholder	-	-	-	-	-	(2,549,750)	(2,549,750)

Net Income	-	-	-	235,858	235,858	686,495	922,353

Balance at December 31, 2021	704,043,324	$704,043	$32,542,720	$(8,397,009)	$24,849,754	$51,536	$24,901,290

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	2021	2020

Cash Flows From Operating Activities
Net Income	$922,353	$220,189
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	123,341	2,590
Amortization of Right -Of- Use Asset	62,578	18,772
Amortization of Debt Discount	42,907	87,193
PPP Loan Forgiveness	-	(64,502)
Changes in Operating Assets and Liabilities
Real Estate Development	5,822,939	4,242,332
Accounts Receivable	36,722	82,269
Related Party Receivable	(26,565)	93,330
Prepaid Expenses	(244,766)	21,656
Other Receivable	122,017	-
Accounts Payable and Accrued Expenses	2,268,498	(219,733)
Related Party Payable	504,588	(96,425)
Operating Lease Liability	(57,445)	(91,330)
Builder Deposits	(1,230,783)	(1,182,933)
Income Tax Payable	-	(678,694)
Net Cash Provided by Operating Activities	8,346,384	2,434,714

Cash Flows From Investing Activities
Purchase of Fixed Assets	(3,973)	(4,181)
Purchase of Real Estate Properties	(25,362,146)	-
Net Cash Used in Investing Activities	(25,366,119)	(4,181)

Cash Flows From Financing Activities
Borrowing from Note Payable	68,502	686,092
Repayment of Note Payable	(679,269)	(4,000)
Distribution to Non-controlling Interest Shareholders	(2,549,750)	(411,250)
Borrowing from Notes Payable - Related Parties	19,531,734	-
Net Cash Provided by Financing Activities	16,371,217	270,842

Net (Decrease) Increase in Cash and Restricted Cash	(648,518)	2,701,375
Cash and Restricted Cash - Beginning of Year	8,104,247	5,402,872
Cash and Restricted Cash at End of Year	$7,455,729	$8,104,247

Supplementary Cash Flow Information
Cash Paid For Interest	$10,766	$19,929
Cash Paid For Taxes	$-	$688,316

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Liability	$256,928	$-

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LiquidValue Development Inc. (the “Company”), formerly known as SeD Intelligent Home Inc. and Homeownusa, was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company, acquired Alset EHome Inc. (“Alset EHome”) by reverse merger. Alset EHome, a Delaware corporation, was formed on February 24, 2015 and named SeD Home USA, Inc. before changing its name to SeD Home, Inc. in May of 2015. On February 6, 2020, this name was changed to SeD Home & REITs Inc., on July 7, 2020 the name was changed to Alset iHome Inc. and on December 9, 2020 it was changed to Alset EHome Inc. Alset EHome is principally engaged in developing, selling, managing, and leasing residential properties in the United States in current stage and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Intelligent Home Inc., formerly known as SeD Home International, Inc., which is wholly-owned by Alset International Limited (formerly known as Singapore eDevelopment Limited “Alset International”), a multinational public company, listed on the Singapore Exchange Securities Trading Limited (“SGXST”).

The Company’s current operations concentrate around two types of projects, land development and house rental business. Both of them are included in our only reporting segment – real state. In determination of segments, the Company, together with its chief operating decision maker, who is also our CEO, considers factors that include the nature of business activities, allocation of resources and management structure.

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2021	Attributable interest as of December 31, 2020
Alset EHome Inc.	Delaware	February 24, 2015	100%	100%
SeD USA, LLC	Delaware	August 20, 2014	100%	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%	100%
150 CCM Black Oak Ltd.	Texas	January 23, 2014	100%	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%	100%
Alset Solar Inc.	Texas	September 21, 2020	80%	80%
American Home REIT Inc.	Maryland	September 30, 2020	100%	n/a
AHR Texas Two, LLC	Delaware	September 28, 2021	100%	n/a
AHR Black Oak One, LLC	Delaware	September 29, 2021	100%	n/a
AHR Texas Three, LLC	Delaware	December 21, 2021	100%	n/a

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interests.

As of December 31, 2021 and 2020, the aggregate noncontrolling interest was $51,536 and $1,914,791, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2021 or 2020.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund is required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account is specifically used for the payment of the loan from M&T Bank. The fund is required to remain in the escrow account for the loan payment until the loan agreement terminates. As of December 31, 2021 and 2020, the total balance of these two accounts was $4,399,984 and $5,729,067, respectively.

Accounts Receivable

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at December 31, 2021 and 2020.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives, which are 3 years.

Real Estate Assets

•	Land Development Assets

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

The Company did not record impairment on any of its projects during the year ended on December 31, 2021, nor for the year ended December 31, 2020.

•	Investments in Single-Family Residential Properties

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the year ended on December 31, 2021.

Revenue Recognition

•	Land Development Revenue Recognition

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which earned majority of the revenue of the Company in 2021 and 2020, is as follows:

a) Identify the contract with a customer.

The Company has signed agreements with the builders for developing the raw land to ready to build lots. The contract has agreed upon prices, timelines, and specifications for what is to be provided.

b) Identify the performance obligations in the contract.

Performance obligations of the company include delivering developed lots to the customer, which are required to meet certain specifications that are outlined in the contract. The customer inspects all lots prior to accepting title to ensure all specifications are met.

c) Determine the transaction price.

The transaction price is specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

d) Allocate the transaction price to performance obligations in the contract.

Each lot is considered to be a separate performance obligation, for which the specified price in the contract is allocated to.

e) Recognize revenue when (or as) the entity satisfies a performance obligation.

The builders do the inspections to make sure all conditions/requirements are met before taking title of lots. The Company recognizes revenue when title is transferred. The Company does not have further performance obligations once title is transferred.

•	Rental Revenue Recognition

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the year ended December 31, 2021, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended on December 31, 2021 and 2020, we recognized revenue $289,375 and $273,620 from FFB assessment, respectively.

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

The Company’s tax returns for 2020, 2019 and 2018 remain open to examination.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company’s line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 on its future consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, "Revenue from Contracts with Customers". At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company plans to adopt these requirements prospectively, effective on the first day of year 2022.

2. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. On December 31, 2021 and 2020, uninsured cash balances were $6,137,775 and $6,937,716, respectively.

The Company had only three customers in the year ended December 31, 2020: the purchaser for Ballenger project, NVR Inc. (“NVR”), a NYSE publicly listed US homebuilding and mortgage company, who is the only purchaser of 479 residential lots, Western Utility, the purchaser of the FFBs of Ballenger project, and a private customer of the historic farmhouse located in Ballenger Project, which was not included under NVR contract. During the year ended December 31, 2020, the Company earned revenues from property sales from the first two customers representing approximately 98% and 2%, respectively. The Company had two customers in the year ended December 31, 2021: the purchaser for Ballenger project – NVR and the purchaser of the FFB of Ballenger project – Western Utility. During the year ended December 31, 2021, the Company earned revenues from property sales from these two customers representing approximately 97% and 3%, respectively.

3. BUILDER DEPOSITS

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken from the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On December 31, 2021 and 2020, there was $31,553 and $1,262,336 outstanding, respectively.

4. NOTES PAYABLE

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of December 31, 2021 and 2020, the outstanding balance of the revolving loan was $0.

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

Paycheck Protection Program Loan

On April 6, 2020, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program ("PPP Term Note") under the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan is evidenced by a promissory note. The PPP Term note bears interest at a fixed annual rate of 1.00%, with the first ten months of principal and interest deferred. On November 26, 2020, $64,502 of this loan was forgiven by the United States Small Business Administration and $64,502 was recorded as other income. The remaining balance of $4,000 was paid back in December 2020.

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven. As of December 31, 2021, we owe $68,502 to M&T Bank.

5. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

Alset EHome receives advances from SeD Home Limited (an affiliate of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2021 and 2020, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International)

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2021, the Company owed $19,891,734 of advance principal and $144,588 of accrued interest. On December 31, 2020, SeD Intelligent Home owed the Company $98,680 in loan principal and $19,261 in accrued loan interest. During the years ended December 31, 2021 and 2020, the Company earned interest income of $0 and $19,261, respectively.

Management Fees

MacKenzie Equity Partners, owned by a Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $360,000 and $240,000 in the years ended December 31, 2021 and 2020, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. During 2021, MacKenzie Equity Partners was granted an additional $120,000 bonus payment. On December 31, 2021 and 2020, the Company owed this related party $80,000 and $0, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company agreed to pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement has a term that ends December 31, 2021, and can be cancelled by either party on thirty days’ notice. Alset International will provide the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the years ended December 31, 2021 and 2020 the Company incurred expense of $360,000 and $360,000, respectively. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owes the funds to Alset International.

Advance to Alset EHome International Inc.

The Company pays some operating expenses for Alset EHome International Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2021 and December 31, 2020, the balance of these advances was $26,566 and $0, respectively.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $0 and $12,645 for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021 and December 31, 2020, the Company owed this related party $0.

6. SHAREHOLDERS’ EQUITY

Cash Dividend Distributions

During the year ended December 31, 2021, the Board of Managers of SeD Maryland Development LLC (the 83.55% owned subsidiary of the Company which owns the Company’s Ballenger Project) authorized the payment of distributions to its members in the amount of $15,500,000. Accordingly, the minority member of SeD Maryland Development LLC received a distribution in the amount of $2,549,750, with the remainder being distributed to a subsidiary of the Company, which was eliminated upon consolidation.

During the year ended December 31, 2020, SeD Maryland Development LLC Board approved three payment distribution plans to members and paid total of $411,250 in distributions to the minority shareholder.

7. SINGLE FAMILY RESIDENTIAL PROPERTIES

As of December 31, 2021, the Company owns 109 Single Family Residential Properties (“SFRs”) in Montgomery and Harris Counties, Texas. The Company’s aggregate investment in those SFRs was $24.9 million. The Company borrowed $19.5 million from SeD Intelligent Home Inc. to fund part of this acquisition. Depreciation expense was $120,511 and $0 in the years ended December 31, 2021 and 2020, respectively.

The following table presents the summary of our SRFs as of December 31, 2021:

			Average
	Number of		Investment
	Homes	Aggregate investment	per Home
SFRs	109	$24,940,764	$228,814

8. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at December 31, 2021 in each calendar year through the end of their terms are as follows:

2022	464,343
Total Future Receipts	$464,343

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a property management fee of $90 per month per property unit and a leasing fee equal to one month of each lease’s annual rent. For the years ended December 31, 2021 and 2020, property management fees incurred by the property managers were $15,390 and $0, respectively. For the years ended December 31, 2021 and 2020, leasing fees incurred by the property managers were $63,880 and $0, respectively.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. Lease of our Texas office expires in 2022, while lease of our Maryland expires on December 31, 2024. The monthly rental payments ranged between $2,265 and $8,143, respectively. Rent expense was $116,379 and $113,651 for the year ended December 31, 2021 and 2020, respectively. The below table summarizes future payments due under these leases as of December 31, 2021.

The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2021 was $191,979 and $199,483, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Year Ended December 31, 2021
Weighted Average Remaining Operating Lease Term (in years)	2.16

The below table summarizes future payments due under these leases as of December 31, 2021.

For the Years Ended December 31:

2022	101,899
2023	95,104
2024	24,430
Total Minimum Lease Payments	$221,432
Less: Effect of Discounting	(21,949)
Present Value of Future Minimum Lease Payments	199,483
Less: Current Obligation under Lease	-
Long-term Lease Obligation	199,483

Lot Sale Agreements

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During years ended December 31, 2021 and 2020, NVR has purchased 88 and 121 lots, respectively.

As part of the contract with NVR, upon establishment of FFB assessments on the lots, the Company is obligated to credit NVR with an amount equal to one year of FFB assessment per each lot purchased by NVR. As of December 31, 2021 the accrued balance due to NVR was $188,125.

10. INCOME TAXES

The components of income tax expense and the effective tax rates for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Current:
Federal	$45,736	$-
State	46,180	11,633
Total Current	91,916	11,633
Deferred:
Federal	65,055	87,652
State	27,856	47,395
Total Deferred	92,911	135,047
Valuation Allowance	(92,911)	(135,047)
Total Income Tax Expense	$91,916	$11,633

Pre-tax Income (Loss)	$1,014,269	$229,811

Effective Income Tax Rate	9.1%	5.1%

A reconciliation of our income tax expense at federal statutory income tax rate of 21% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Tax at the Statutory Federal Rate	21.0%	21.0%
State Income Taxes, Net of Federal Income Taxes	3.6%	-11.7%
Intercompany Management & Oversight Fees	9.6%	42.4%
Capitalized Construction Costs	-28.8%	-101.2%
Minority Interest in Partnerships	-7.2%	-15.3%
Deferred Finance Cost	23.5%	113.6%
Miscellaneous Permanent Items	-	-6.3%
Valuation Allowance	-12.6%	-37.4%
Effective Income Tax Rate	9.1%	5.1%

Deferred tax assets (liabilities) consist of the following at December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Interest Income	$(5,660,333)	$(5,083,992)
Interest Expense	5,100,076	4,664,342
Depreciation and Amortization	(10,434)	(6,362)
Impairment	2,253,228	2,253,228
Accrued Expense	60,662	8,895
Partnership Gain (Loss)	13,175	13,175
Others	31,173	31,173
	1,787,547	1,880,459
Valuation Allowance	(1,787,547)	(1,880,459)
Net Deferred Tax Asset	$-	$-

As of December 31, 2021, the Company has Federal and Maryland State net operating loss carry-forwards of approximately $0 . The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2021, the valuation allowance decreased by $92,912.

As of December 31, 2021, total tax receivable is $151,211, including federal income tax receivable $77,390, and Maryland state income tax receivable $73,821. As of December 31, 2020, total current tax liabilities is $11,633, including federal income tax receivable $0 and Maryland state income tax receivable $11,633.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. We have substantially concluded all U.S. federal income tax and state tax matters through 2017. However, our federal tax returns for the years 2018 through 2020 remain open to examination. State tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2021 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

We continue taking steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint additional qualified personnel with financial accounting, GAAP, and SEC experience.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Fai H. Chan	77	Co-Chief Executive Officer and Chairman of the Board of Directors
Moe T. Chan	43	Co-Chief Executive Officer and Member of the Board of Directors
Conn Flanigan	53	Secretary and Member of the Board of Directors
Charles MacKenzie	51	Member of the Board of Directors
Rongguo (Ronald) Wei	50	Co-Chief Financial Officer
Alan W. L. Lui	51	Co-Chief Financial Officer

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

Business Experience

Fai H. Chan. Mr. Chan has served as a member of our Board of Directors since January 2017 and has served as Co-Chief Executive Officer of the Company since December 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of that company since May of 2013. Since March, 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of Alset EHome International Inc., a Nasdaq listed company. Mr. Chan has served as the Chairman and Chief Executive Officer of Alset Capital Acquisition Corp., a Nasdaq listed company, since October 2021. Additionally, Mr. Chan has served as a member of the Board of Directors of GigWorld Inc., a technology company since October of 2014, as Executive Chairman since December 2017 and served as the Acting Chief Executive Officer of GigWorld Inc. from August 2018 until September 2019, having previously served as Chief Executive Officer from December of 2014 until June of 2017. He has served as a director of DSS, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board since March of 2019. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., an ASX listed company, since July 2013. Mr. Chan has served as a director of OptimumBank Holdings, Inc. and Optimum Bank since June 2018. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April of 2020.

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

Moe T. Chan. Moe Chan was appointed Co-Chief Executive Officer of our Company and a member of our Board of Directors in December 2017. Moe Chan also serves as the Group Chief Development Officer and Executive Director of Alset International. Moe Chan is responsible for Alset International’s international property development business (including serving as Co-Chief Executive Officer and a member of the Board of Alset EHome). Moe Chan has served as a director of DSS, Inc., a NYSE listed company, since September 2020. From April 2014 to June 2015 Moe Chan was the Chief Operating Officer of HKSE listed ZH International Holdings Limited (formerly known as Heng Fai Enterprises Limited) and was responsible for that company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, he was an executive director (from March 2006 to February 2014) and the Chief of Project Development (from April 2013 to February 2014) of Singapore Exchange Mainboard listed SingHaiyi Group Ltd, overseeing its property development projects. He was also a non-executive director of the Toronto Stock Exchange-listed RSI International Systems Inc., a hotel software company, from July 2007 to August 2016.

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

Conn Flanigan. Mr. Flanigan has served as a member of our Board of Directors since December of 2013 and is a practicing attorney specializing in corporate, real estate, and securities law. Mr. Flanigan is a legal advisor to Alset International and has served as officer and director to several US subsidiaries of Alset International. Mr. Flanigan currently serves as Secretary and General Counsel of American Medical REIT, Inc., a real estate investment trust that acquires healthcare properties and facilities. Mr. Flanigan served as the Secretary and General Counsel for Global Medical REIT Inc. (NYSE:GMRE) from December 2013 to May 2017. From September 2013 to May 2017, Mr. Flanigan also served as Chief Executive Officer, General Counsel and Secretary, and as a director, of American Housing REIT Inc. Mr. Flanigan served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 2017 until May 2017. Mr. Flanigan served as a director of GigWorld Inc. from October 2014 until September 2018 and as legal counsel and Secretary from December 2014 until September 2018. From February 2000 until May 2017, Mr. Flanigan was employed as General Counsel by subsidiaries of ZH International Holdings, Ltd., including eBanker USA.com, Inc. and ZH USA, LLC. In this role, he served as General Counsel and Secretary for other ZH International Holdings, Ltd. subsidiaries. Mr. Flanigan received a B.A. in International Relations from the University of San Diego in 1990 and a Juris Doctor Degree from the University of Denver Sturm College of Law in 1996.

Director Qualifications of Conn Flanigan:

Mr. Flanigan’s service as an officer, director and employee of various entities has provided him with significant knowledge and experience regarding corporate financial and governance matters.

Charles MacKenzie. Mr. MacKenzie has served as a member of the Company’s Board of Directors since December 2017 and serves as the Chief Development Officer for SeD Development Management, a subsidiary of Alset EHome, since July of 2015. Mr. MacKenzie also has served as a member of the Board of Directors of Alset EHome since October of 2017 and as Chief Executive Officer – United States since April 2020. In December 2019 Mr. MacKenzie was appointed the Chief Development Officer of Alset EHome International Inc., a Nasdaq listed company. He was previously the Chief Development Officer for Inter- American Development (IAD), a subsidiary of Heng Fai Enterprises (now known as Zensun Enterprises Limited) from April of 2014 to June of 2015. Mr. MacKenzie was the Founder and President of MacKenzie Equity Partners, specializing in mixed-use real estate investments as well as the owner of Smartbox Portable Storage, a residential moving and storage company from October 2006 to a successful sale in February 2017. Mr. MacKenzie focuses on acquisitions and development of residential and mixed-use projects within the United States. Mr. MacKenzie specializes in site selection, contract negotiations, marketing and feasibility analysis, construction and management oversight, building design and investor relations. Mr. MacKenzie has developed over 1,300 residential units inclusive of single-family homes, multi-family, and senior living dwellings totaling more than $110M and over 650,000 square feet of commercial valued at over $100M. Mr. MacKenzie received a BA and graduate degree from St. Lawrence University where he served on the Board of Trustees from 2003-2007.

Director Qualifications of Charles MacKenzie:

The board of directors appointed Charles MacKenzie in recognition of his extensive knowledge of real estate and ability to assist the Company in expanding its business.

Rongguo (Ronald) Wei. Mr. Wei has served as the Company’s Chief Financial Officer since March 2017. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. Mr. Wei has also served as Co-Chief Financial Officer of Alset EHome International Inc., a Nasdaq listed company, since March 2018 and has served as Chief Financial Officer of Alset Capital Acquisition Corp., a Nasdaq listed company, since October 2021. As the Chief Financial Officer of our subsidiary SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting, and taxation activities for that company. Prior to joining SeD Development Management LLC in August of 2016, Mr. Wei worked for several different US multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August of 2014 to July of 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January of 2013 to June of 2014 and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Mr. Wei also worked as an equity analyst in Hong Yuan Securities, an investment bank, in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a Certified Public Accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor degree from Beihang University. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 2017 until May 2017, and served as Chief Financial Officer of such company from February, 2017 to November, 2017.

Alan W. L. Lui. Mr. Lui has served as the Company’s Co-Chief Financial Officer since December 2017 and has served as the Co-Chief Financial Officer of Alset EHome since October of 2017. Mr. Lui has served as Chief Financial Officer of GigWorld Inc., a technology company since May 2016 and has served as a director of one of GigWorld’s subsidiaries since July of 2016. Mr. Lui has been Chief Financial Officer of Alset International, the Company’s majority shareholder since November 2016 and served as its Acting Chief Financial Officer since June 2016. Mr. Lui has served as an Executive Director of Alset International since July 2020. Since October of 2016, Mr. Lui has also served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company. He has also served as a director of LiquidValue Asset Management Pte Limited (formerly known as Hengfai Asset Management Pte. Ltd.), a Singapore fund management company, since April, 2018. Mr. Lui has also served a Co-Chief Financial Officer of Alset EHome International Inc., a Nasdaq listed company, since March, 2018. From June of 1997 through March of 2016, Mr. Lui served in various executive roles at ZH International Holdings Ltd. (a Hong Kong-listed company formerly known as Heng Fai Enterprises Ltd), including as Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. He also managed all financial forecasts and planning. Mr. Lui is a Certified Practicing Accountant in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

The board of directors has no nominating or compensation committees. The Company’s Audit Committee consists of Conn Flanigan.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2021.

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

Item 11. Executive Compensation.

At the present time, neither LiquidValue Development Inc. nor Alset EHome and its subsidiaries is a party to any compensation arrangements with any officer or director of either entity and has made no provisions for paying cash or non-cash compensation to such officers and directors, except for Charles MacKenzie and Rongguo (Ronald) Wei. A subsidiary of Alset EHome is paying salaries to five employees at the present time, which includes Mr. Wei, and has consulting arrangements with certain individuals, including Mr. MacKenzie.

In 2021, Mr. Wei was compensated by SeD Development Management LLC for his services to Alset EHome at a rate of $136,184 per year, excluding bonus. Mr. Wei has been compensated by SeD Development Management LLC since 2016. Mr. Wei was not paid by LiquidValue Development Inc. prior to its acquisition of Alset EHome. SeD Development Management LLC will continue to compensate Mr. Wei at the same rate, and he will perform services for LiquidValue Development Inc. as well as its subsidiary Alset EHome.

A company controlled by Mr. MacKenzie was paid consulting fees of approximately $20,000 per month (and $120,000 additional bonus in 2021) in 2020 and 2021, which includes payment for his services to Alset EHome and its subsidiaries.

Mr. Flanigan serves in various director and officer positions with subsidiaries of Alset International. Mr. Flanigan’s law firm has been paid legal fees by various subsidiaries of Alset International in the past, including those fees paid to his law firm by Alset EHome and its subsidiaries that are described in Item 13.

Mr. Fai H. Chan is compensated by Alset International, where he serves as Chief Executive Officer. He is also compensated by Alset EHome International Inc., which owns the majority of Alset International. Mr. Alan Lui is also employed and compensated by Alset International. Mr. Moe T. Chan served as a consultant to Alset International and in August of 2020 the consulting agreement was terminated and he became an employee of Alset International. Moe T. Chan is also compensated by Alset EHome International Inc. As part of their duties as officers or consultants of Alset International, each of these three individuals works on a number of matters for Alset International, including devoting various amounts of time to the management of Alset International’s various subsidiaries and divisions, such as LiquidValue Development and Alset EHome. The amount of time each of these individuals spends on matters related to LiquidValue Development and Alset EHome has varied greatly based on the Company’s needs, and no definite statement may be made as to what percentage of these three individuals’ time has been spent or will be spent in the future on matters related to LiquidValue Development and Alset EHome. LiquidValue Development and Alset EHome and its subsidiaries do not compensate these three individuals for their services. On December 29, 2020, the Company entered into a Management Services Agreement with Alset International, pursuant to which the Company agreed to pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021.

In connection with the acquisition of Alset EHome by LiquidValue Development Inc., LiquidValue Development Inc. and its subsidiaries intend to enter into revised compensation agreements with officers, directors and certain employees in the immediate future.

The table below summarizes all compensation awarded to, earned by, or paid to LiquidValue Development Inc.’s named executive officer for all services rendered in all capacities to us for the period from January 1, 2020 through December 31, 2021.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified deferred
				Stock	Option	Incentive	Comp	All Other
Name and Principal Position (1)	Year	Salary	Bonus	Awards	Awards	Plan Comp	Earnings	Comp		Total

Fai H. Chan (2)	2021
Chairman of the Board and Co-Chief Executive Officer	2020

Moe T. Chan (2)	2021
Director and Co-Chief Executive Officer	2020

Conn Flanigan	2021							$0		$0
Director and Former Chief Executive Officer	2020							$12,645	(3)	$12,645	(3)

Rongguo (Ronald) Wei	2021	$136,184	86,092							$222,276
Co-Chief Financial Officer	2020	$118,800								$118,800

Alan W. L. Lui (2)	2021
Co-Chief Financial Officer	2020

Charles MacKenzie	2021							$360,000	(4)	$360,000	(4)
Director	2020							$240,000	(4)	$240,000	(4)

(1)

Effective as of December 29, 2017, Mr. Fai H. Chan was appointed as our Chairman and Co-Chief Executive Officer; Moe T. Chan was appointed as a member of our Board and as Co-Chief Executive Officer; Rongguo (Ronald) Wei and Alan W. L. Lui were appointed as our Co-Chief Financial Officers; and Charles MacKenzie joined the Company’s Board of Directors.

(2)

Alset International compensates Mr. Fai H. Chan, Mr. Moe T. Chan and Mr. Lui for their services to a number of divisions and subsidiaries of Alset International. Each of these three individuals works on a number of matters for Alset International, including devoting various amounts of time to matters related to LiquidValue Development Inc. LiquidValue Development Inc. does not compensate these individuals but on December 29, 2020, the Company entered into a Management Services Agreement with Alset International, pursuant to which the Company paid Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and paid Alset International $30,000 per month for services provided in 2021.

(3)	Mr. Flanigan’s law firm was paid $0 and $12,645 in total fees by various subsidiaries of Alset EHome for Mr. Flanigan’s services in 2021 and 2020, respectively.

(4)	A company controlled by Mr. MacKenzie was paid total consulting fees of $240,000 in 2020 and $360,000 in 2021 by Alset EHome.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of December 31, 2021, and as of March 14, 2022, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address (2)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)

Fai H. Chan (3)	704,015,730	99.99%
Moe T. Chan	0	0.00%
Conn Flanigan	0	0.00%
Charles MacKenzie	0	0.00%
Rongguo (Ronald) Wei	0	0.00%
Alan W. L. Lui	0	0.00%
All Directors and Officers (6 individuals)	704,015,730	99.99%
Alset International Limited (3)	704,015,730	99.99%
SeD Intelligent Home, Inc. (3)	704,015,730	99.99%

(1)	Based upon 704,043,324 outstanding common shares as of December 31, 2021 and March 14, 2022.

(2)	The mailing address for each individual and entity set forth above is c/o LiquidValue Development Inc., 4800 Montgomery Lane, Suite 210, MD 20814.

(3)

Fai H. Chan may be deemed to be the beneficial owner of those 704,015,730 shares held by Alset International Limited’s wholly-owned subsidiary SeD Intelligent Home, Inc. Mr. Chan is the Chairman and Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited and the Chairman and Chief Executive Officer of Alset EHome International Inc., a Nasdaq listed company. The majority of Alset International Limited is owned by a wholly-owned subsidiary of Alset EHome International Inc. Mr. Chan is the largest shareholder of Alset EHome International Inc. through HFE Holdings Limited, a holding company owned by Mr. Chan.

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

Transactions with Related Persons, Promoters, and Certain Control Persons

Loan from SeD Home Limited

Alset EHome receives advances from SeD Home Limited (an affiliate of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2021 and 2020, Alset EHome had outstanding principal due of $0 and $0 and accrued interest of $228,557 and $228,557, respectively.

Loan from SeD Intelligent Home Inc. (f.k.a. SeD Home International)

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2021, the Company owed $19,891,734 of advance principal and $144,588 of accrued interest. On December 31, 2020, SeD Intelligent Home owed the Company $98,680 in loan principal and $19,261 in accrued loan interest.

Management Fees

MacKenzie Equity Partners, owned by a Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $360,000 and $240,000 in the years ended December 31, 2021 and 2020, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In 2021, MacKenzie Equity Partners was granted an additional $120,000 bonus payment. On December 31, 2021 and 2020, the Company owed this related party $80,000 and $0, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company agreed to pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement has a term that ended December 31, 2021, and can be cancelled by either party on thirty days’ notice. Alset International will provide the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the year ended December 31, 2021 the Company incurred expense of $360,000, and owed this related party $720,000 as of December 31, 2021. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owes the funds to Alset International.

Advance to Alset EHome International Inc.

The Company pays some operating expenses for Alset EHome International Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2021 and December 31, 2020, the balance of these advances was $26,566 and $0, respectively.

Consulting Services

A law firm, owned by Conn Flanigan, a Director of the Company, performs consulting services for the Company. The Company incurred expenses of $0 and $12,645 for the years ended December 31, 2021 and 2020, respectively. On December 31, 2021 and 2020, the Company owed this related party $0.

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Audit Fees	$47,443	$61,500
Audit-Related Fees	$0	$0
Tax Fees	$27,400	$25,000
All Other Fees	$0	$0
Total	$74,843	$86,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2021 and December 31, 2020 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2021 and December 31, 2020.

On December 21, 2021, the Board of Directors of the Company dismissed Briggs & Veselka Co. (“B&V”) as its independent registered public accounting firm at the recommendation of the Audit Committee. B&V’s audit report on the Company’s financial statements for the year ended December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On December 22, 2021, the Company engaged Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2021. The decision to engage Grassi was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets as of December 31, 2021 and December 31, 2020

Statements of Operations for the twelve months ended December 31, 2021 and December 31, 2020

Statements of Stockholders' Equity (Deficit) for the period December 31, 2020 through December 31, 2021

Statements of Cash Flows for the twelve months ended December 31, 2021 and December 31, 2020

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

4.1	Description of Securities*
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

60

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

10.18	Management Services Agreement between LiquidValue Development Inc. and Alset International Limited, dated December 29, 2020.
21*	Subsidiaries of the Company.
31.1a*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiquidValue Development Inc.

Dated: March 14, 2022	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fai H. Chan	Co-Chief Executive Officer, Director	March 14, 2022
Fai H. Chan	(Principal Executive Officer)

/s/ Moe T. Chan	Co-Chief Executive Officer, Director	March 14, 2022
Moe T. Chan	(Principal Executive Officer)

/s/ Conn Flanigan	Secretary, Director	March 14, 2022
Conn Flanigan

/s/ Charley MacKenzie	Director	March 14, 2022
Charley MacKenzie

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	March 14, 2022
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan W. L. Lui	Co-Chief Financial Officer	March 14, 2022
Alan W. L. Lui	(Principal Financial Officer and Principal Accounting Officer)

