Form 10-Q
period 2022-03-31
LiquidValue Development Inc.
filed 2022-04-29
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2022	2021
Assets:
Real Estate
Investments in Single-family Residential Properties
Land	$9,745,621	$9,470,950
Building and Improvements	15,917,961	15,469,814
	25,663,582	24,940,764
Less: Accumulated Depreciation	(261,146)	(120,511)
Investments in Single-family Residential Properties, Net	25,402,436	24,820,253
Construction in Progress	7,093,331	6,724,674
Land Held for Development	7,943,126	8,068,624
Other Properties	419,019	421,382
	40,857,912	40,034,933

Cash	2,226,924	3,055,745
Restricted Cash	2,082,860	4,399,984
Accounts Receivable	79,058	47,303
Other Receivable	136,350	136,350
Related Party Receivable	15,431	26,565
Prepaid Expenses	104,773	258,700
Fixed Assets, Net	5,460	4,945
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	170,644	191,979
Total Assets	$45,703,015	$48,180,107

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,659,319	$2,832,340
Accrued Interest - Related Parties	684,649	228,557
Builder Deposits	-	31,553
Operating Lease Liability	177,220	199,483
Note Payable, net of discount	68,502	68,502
Note Payable - Related Parties	18,696,630	19,918,382
Total Liabilities	21,286,321	23,278,817

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at March 31, 2022 and December 31, 2021	704,043	704,043
Additional Paid in Capital	32,542,720	32,542,720
Accumulated Deficit	(8,902,597)	(8,397,009)
Total LiquidValue Development Inc. Stockholders’ Equity	24,344,166	24,849,754
Non-controlling Interests	72,528	51,536
Total Stockholders’ Equity	24,416,694	24,901,290
Total Liabilities and Stockholders’ Equity	$45,703,015	$48,180,107

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Rental	$232,582	$-
Property	616,917	3,894,131
	849,499	3,894,131
Operating Expenses
Cost of Revenue	680,038	3,825,042
General and Administrative	419,813	456,852
Total Operating Expenses	1,099,851	4,281,894

Loss From Operations	(250,352)	(387,763)

Other Income & Expense
Interest Expense, net	(234,244)	(3,824)
Other Income	-	4,032
Total Other (Expense) Income	(234,244)	208

Net Loss Before Income Taxes	(484,596)	(387,555)

Income Tax Expense	-	-

Net Loss	(484,596)	(387,555)

Net Income Attributable to Non-controlling Interests	20,992	5,919

Net Loss Attributable to Common Stockholders	$(505,588)	$(393,474)

Net Loss Per Share - Basic and Diluted	$(0.00)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three-Months Period ended March 31, 2022 and 2021

(Unaudited)

	Common Stock				Total LiquidValue
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Development Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	704,043,324	$704,043	$32,542,720	(8,397,009)	24,849,754	$51,536	$24,901,290

Net (Loss) Income	-	-	-	(505,588)	(505,588)	20,992	(484,596)

Balance at March 31, 2022	704,043,324	$704,043	$32,542,720	(8,902,597)	24,344,166	$72,528	$24,416,694

	Common Stock				Total LiquidValue
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Development Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2021	704,043,324	704,043	32,542,720	(8,632,867)	24,613,896	1,914,791	26,528,687

Distribution to Non-Controlling Stockholder						(82,250)	(82,250)

Net (Loss) Income				(393,474)	(393,474)	5,919	(387,555)

Balance at March 31, 2021	704,043,324	$704,043	$32,542,720	(9,026,341)	24,220,422	$1,838,460	$26,058,882

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021

Cash Flows from Operating Activities
Net Loss	$(484,596)	$(387,555)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	141,423	598
Amortization of Right -Of- Use Asset	20,635	35,874
Amortization of Debt Discount	-	8,045
Changes in Operating Assets and Liabilities
Real Estate Development	(240,796)	444,261
Accounts Receivable	(31,755)	(96,574)
Related Party Receivable	11,134	81,714
Prepaid Expenses	154,627	(64,121)
Accounts Payable and Accrued Expenses	(1,173,022)	(89,407)
Accrued Interest - Related Parties	234,341	-
Operating Lease Liability	(22,263)	(14,361)
Builder Deposits	(31,553)	(333,771)
Net Cash Used in Operating Activities	(1,421,825)	(415,297)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(1,303)	-
Purchase of Real Estate Properties	(722,817)	-
Net Cash Used in Investing Activities	(724,120)	-

Cash Flows from Financing Activities
Borrowing from PPP	-	68,502
Distribution to Non-controlling Interest Shareholders	-	(82,250)
(Repayment to) Borrowing from Notes Payable - Related Parties	(1,000,000)	2,125,000
Net Cash (Used in) Provided by Financing Activities	(1,000,000)	2,111,252

Net (Decrease) Increase in Cash and Restricted Cash	(3,145,945)	1,695,955
Cash and Restricted Cash - Beginning of Period	7,455,729	8,104,247
Cash and Restricted Cash at End of Period	$4,309,784	$9,800,202

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$6,627
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Liability	$-	$256,928

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2022 (Unaudited)

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

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
Alset EHome Inc.	Delaware	February 24, 2015	100%
SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%
Alset Solar Inc.	Texas	September 21, 2020	80%
American Home REIT Inc.	Maryland	September 30,2020	100%
AHR Texas Two, LLC	Delaware	September 28, 2021	100%
AHR Black Oak One, LLC	Delaware	September 29, 2021	100%
AHR Texas Three, LLC	Delaware	December 21, 2021	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of March 31, 2022 and December 31, 2021, the aggregate non-controlling interest in Alset EHome Inc. was $72,528 and $51,536, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheets.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021 filed on March 14, 2022. The Company assumes that the users of the interim financial information herein have read or have access to the audited consolidated financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The consolidated balance sheet at December 31, 2021 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2022.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. The Company’s significant estimates are made in connection with the valuation of real estate. Actual results could differ from those estimates.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the three months ended March 31, 2022 or March 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The fund was required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account is specifically used for the payment of the loan from M&T Bank. The fund is required to remain in the escrow account for the loan payment until the loan agreement terminates. As of March 31, 2022 and December 31, 2021, the total balance of these two accounts was $2,082,860 and $4,399,984, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at either March 31, 2022 or December 31, 2021.

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

The Company did not record impairment on any of its projects during the three months ended on March 31, 2022, nor for the three months ended March 31, 2021.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the three months ended on March 31, 2022.

Revenue Recognition

●	Land Development Revenue Recognition

ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption of this new standard did not have a material effect on our financial statements.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which were essentially all of the revenue of the Company in 2022 and 2021, is as follows:

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

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within deferred revenues and other payables on the Company’s condensed consolidated balance sheets.

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the three months ended March 31, 2022, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the three months ended on March 31, 2022 and 2021, we recognized revenue $77,012 and $107,071 from FFB assessment, respectively.

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

Cost of Revenue

●	Cost of Real Estate Sale

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

●	Cost of Rental Revenue

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

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, “Revenue from Contracts with Customers”. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company plans to adopt these requirements prospectively, effective on the first day of year 2023.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At March 31, 2022 and December 31, 2021, uninsured cash and restricted cash balances were $3,282,621 and $6,137,775, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On March 31, 2022 and December 31, 2021, there were $0 and $31,553 held on deposit, respectively.

4. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of March 31, 2022 and December 31, 2021, the outstanding balance of the revolving loan was $0. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

On June 18, 2020, Alset EHome Inc. entered into a Loan Agreement with M&T Bank. Pursuant to the Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. The line of credit bears interest rate on LIBOR plus 375 basis points. Repayment of this loan is secured by a Deed of Trust issued to M&T Bank on the property owned by certain subsidiaries of Alset EHome Inc. The maturity date of this Loan is July 1, 2022. The Company together with one of its subsidiaries, SeD Maryland Development LLC, are both the guarantors of this Loan. The loan in the amount of $664,810, together with all accrued interests of $25,225, was paid off on May 28, 2021. The loan was closed in June 2021. Additionally, the debt discount of $42,907 was fully amortized during year 2021.

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company applied to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. As of March 31, 2022, we owe $68,502 to M&T Bank. In April, 2022 the Company received confirmation that the loan was fully forgiven.

5. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited (an affiliate of Alset International) to fund development and operation costs. The advances bear interest of 10% and are payable on demand. As of March 31, 2022 and December 31, 2021, Alset EHome Inc. had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International Inc.)

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On March 31, 2022, the Company owed $18,696,630 of advance principal and $456,093 of accrued interest. On December 31, 2021, the Company owed $19,891,734 of advance principal and $144,588 of accrued interest.

Management Fees

MacKenzie Equity Partners, owned by a Charles MacKenzie, a Director of the Company, has a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $60,000 in the three months ended March 31, 2021, and $60,000 in the three months ended March 31, 2022, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In 2021, MacKenzie Equity Partners was granted an additional $120,000 bonus payment. On March 31, 2022 and December 31, 2021, the Company owed this related party $20,000 and $80,000, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company will pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and will pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement has a term that ends December 31, 2021, and can be cancelled by either party on thirty days’ notice. Alset International will provide the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the three months ended March 31, 2021 the Company incurred expense of $90,000 and owed this related party $720,000 as of December 31, 2021. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owes the funds to Alset International.

Advances to Alset EHome International Inc.

The Company pays some operating expenses for Alset EHome International Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On March 31, 2022 and December 31, 2021, the balance of these advances was $15,431 and $26,566, respectively.

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

The Company did not authorize any distribution during three months ended March 31, 2022.

7. SINGLE FAMILY RESIDENTIAL PROPERTIES

As of March 31, 2022, the Company owns 112 Single Family Residential Properties (“SFRs”) in Montgomery and Harris Counties, Texas. The Company’s aggregate investment in those SFRs was approximately $26 million. The Company borrowed $19.5 million from SeD Intelligent Home Inc. to fund part of this acquisition. Depreciation expense was $140,635 and $0 in three months ended March 31, 2022 and 2021, respectively.

The following table presents the summary of our SRFs as of March 31, 2022:

	Number of Homes	Aggregate investment	Average Investment per Home

SFRs	112	$25,663,582	$229,139

8. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at March 31, 2022 in each calendar year through the end of their terms are as follows:

2022	$594,866
2023	90,575
2024	7,450
Total Future Receipts	$692,891

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended March 31, 2022 and 2021, property management fees incurred by the property managers were $11,025 and $0, respectively. For the three months ended March 31, 2022 and 2021, leasing fees incurred by the property managers were $25,790 and $0, respectively.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. Lease of the Company’s Texas office expires in 2022, while lease of the Company’s Maryland expires on December 31, 2024. The monthly rental payments range between $2,265 and $8,143, respectively. Rent expense was $29,217 and $29,007 for the three months ended March 31, 2022 and 2021, respectively. The below table summarizes future payments due under these leases as of March 31, 2022.

The balance of the operating lease right-of-use asset and operating lease liability as of March 31, 2022 was $170,644 and $177,220, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2021 was $191,979 and $199,483, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Three Months Ended March 31, 2022
Weighted Average Remaining Operating Lease Term (in years)	1.98

The below table summarizes future payments due under these leases as of March 31, 2022.

For the Years Ending March 31:

2023	95,530
2024	95,758
Total Minimum Lease Payments	191,288
Less: Effect of Discounting	(14,068)
Present Value of Future Minimum Lease Payments	177,220
Less: Current Obligation under Leases	88,797
Long-term Lease Obligations	$88,423

Lot Sale Agreements

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During the three months ended March 31, 2022 and 2021, NVR has purchased 3 lots and 27 lots, respectively.

As part of the contract with NVR, upon establishment of FFB assessments on the lots, the Company is obligated to credit NVR with an amount equal to one year of FFB assessment per each lot purchased by NVR. As of March 31, 2022 the accrued balance due to NVR was $189,475.

10. SUBSEQUENT EVENTS

On April 8, 2022 the Company received confirmation from Small Business Administration that the PPP loan together with accrued interest was fully forgiven.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Revenue	$849,499	$3,894,131
Cost of Revenue	$680,038	$3,825,042
General and Administrative	$431,813	$456,852
Other (Expense) Income	$(234,244)	$208
Net Loss	$(496,596)	$(387,555)

Revenue

Revenue was $849,499 for the three months ended March 31, 2022 as compared to $3,894,131 for the three months ended March 30, 2021. The decrease in revenue is caused mainly by the decrease in property sales from the Ballenger project in 2022. In the first three months of 2022 the last three homes in Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $107,071 in the three months ended March 31, 2021 to $77,012 in three months ended March 31, 2022. The decrease is a result of the decreased sale of properties to homebuyers in 2022.

In the second quarter of 2021, the Company started renting homes to tenants. Revenue from rental business was $232,582 in the three months ended March 31, 2022. The company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

Cost of Revenue

All cost of revenue in the three months ended on March 31, 2022 came from our Ballenger and SeD Texas projects. The cost of revenue in the three months ended on March 31, 2021 came from our Ballenger project. The gross margin ratio for Ballenger project in first three months of 2022 and 2021 were approximately 25% and 7%, respectively. The different types of lots usually have different gross margins, the main reason which led to the increase in 2022. The gross margin ratio for SeD Texas project in first three months of 2022 and 2021 were approximately 7% and 0%, respectively.

General and Administrative Expenses

General and administrative expenses decreased from $456,852 in the three months ended March 31, 2021 to $431,813 in the three months ended March 31, 2022.

Net Income (Loss)

In the three months ended March 31, 2022, the Company had net loss of $496,596 compared to net loss of $387,555 in the three months ended March 31, 2021. The increase in net loss was caused by the decreased sales in our Ballenger Project.

Liquidity and Capital Resources

Our real estate assets have increased to $40,845,912 as of March 31, 2022 from $40,034,933 as of December 31, 2021. This increase primarily reflects the acquisition of 3 new rental properties in the first three months of 2022, which will be used in the Company’s rental business. Our rental properties assets were $25,663,582 as of March 31, 2022. Additionally, in September 2021 we purchased a house which currently serves as the model house with some office space for a property manager. This property asset was $419,019 as of March 31, 2022.

Our liabilities decreased from $23,278,817 at December 31, 2021 to $21,286,321 at March 31, 2022. Our total assets have decreased to $45,691,015 as of March 31, 2022 from $48,180,107 as of December 31, 2021.

As of March 31, 2022, we had cash of $2,226,924 and restricted cash of $2,082,860 compared to $3,055,745 and $4,399,984 as of December 31, 2021, respectively.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of March 31, 2022 and December 31, 2021, the revolver loan balance was $0.

On June 18, 2020, Alset EHome Inc. (formerly known as SeD Home & REITs Inc. and Alset iHome Inc.) entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. As of March 31, 2021, the M&T loan balance was $685,896. The loan was paid off in May 2021.

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company applied to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. The PPP loan was forgiven in April, 2022

During 2021 the Company signed multiple purchase agreements to acquire 109 homes in Montgomery and Harris Counties, Texas. By December 31, 2021, the acquisition of the 109 homes was completed with an aggregate purchase cost of $24,940,764. The Company borrowed $19,122,471 from SeD Intelligent Home Inc. to fund most of these acquisitions.

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

The management believes that the available cash in bank accounts and favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021

Net Cash Used in Operating Activities	$(1,421,825)	$(415,297)
Net Cash Used in Investing Activities	$(724,120)	$-
Net Cash (Used in) Provided by Financing Activities	$(1,000,000)	$2,111,252
Net (Decrease) Increase in Cash and Restricted Cash	$(3,145,945)	$1,695,955
Cash and Restricted Cash at Beginning of the Period	$7,445,729	$8,104,247
Cash and Restricted Cash at End of the Period	$4,309,784	$9,800,202

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book. In the three months ended March 31, 2022, cash used in operating activities was $1,421,825 compared to cash of $415,297 used in the three months ended March 31, 2021. Payoff of accounts payable were the main reason for the cash used in operating activities.

Cash Flows from Investing Activities

Cash flows used in investing activities in the three months ended March 31, 2022 include the purchase of properties for our rental business, as well as small expenditures for purchases of office computer equipment.

Cash Flows from Financing Activities

In the three months ended March 31, 2022, the Company repaid $1,000,000 of related party loan. In the three months ended March 31, 2021, the Company distributed $82,250 in cash to the minority shareholder, obtained $68,502 from PPP loan and borrowed $2,125,000 from a related party.

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

In the three months ended March 31, 2022, the COVID-19 pandemic did not have a material impact on our operations. However, the extent to which the COVID-19 pandemic and the related economic decline that occurred in the United States since March of 2020 may impact our business in the future will depend on developments which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. Through March 31, 2022, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of homes to NVR. Such homes are often a buyers’ first home that generally did not require buyers to sell an existing home. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions to sales staff and see the homes. Home closings often occurred electronically.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policy and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). For detail accounting policy and estimates information, please see Note 1 in the condensed consolidated financial statements.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report:

31.1a*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officers and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQUIDVALUE DEVELOPMENT INC.

April 29, 2022	By:	/s/ Fai H. Chan
Fai H. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

April 29, 2022	By:	/s/ Moe T. Chan
Moe T. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

April 29, 2022	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

April 29, 2022	By:	/s/ Alan W. L. Lui
Alan W. L. Lui Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

