Form 10-Q
period 2022-06-30
LiquidValue Development Inc.
filed 2022-07-29
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2022	2021
Assets:
Real Estate
Investments in Single-family Residential Properties
Land	$9,745,621	$9,470,950
Building and Improvements	16,520,122	15,469,814
	26,265,743	24,940,764
Less: Accumulated Depreciation	(434,265)	(120,511)
Investments in Single-family Residential Properties, Net	25,831,478	24,820,253
Construction in Progress	9,707,520	6,724,674
Land Held for Development	7,943,126	8,068,624
Other Properties	416,782	421,382
	43,898,906	40,034,933

Cash	2,290,956	3,055,745
Restricted Cash	309,137	4,399,984
Accounts Receivable	126,671	47,303
Other Receivable	136,350	136,350
Related Party Receivable	15,622	26,565
Prepaid Expenses	79,373	258,700
Fixed Assets, Net	4,672	4,945
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	150,009	191,979
Total Assets	$47,035,299	$48,180,107

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$2,130,197	$2,832,340
Accrued Interest - Related Parties	822,731	228,557
Builder Deposits	-	31,553
Operating Lease Liability	154,957	199,483
Note Payable, net of discount	-	68,502
Note Payable - Related Parties	20,293,055	19,918,382
Total Liabilities	23,400,940	23,278,817

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at June 30, 2022 and December 31, 2021	704,043	704,043
Additional Paid in Capital	32,542,720	32,542,720
Accumulated Deficit	(9,689,429)	(8,397,009)
Total LiquidValue Development Inc. Stockholders’ Equity	23,557,334	24,849,754
Non-controlling Interests	77,025	51,536
Total Stockholders’ Equity	23,634,359	24,901,290
Total Liabilities and Stockholders’ Equity	$47,035,299	$48,180,107

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Rental	$403,900	$21,947	$636,482	$21,947
Property	37,725	4,562,595	654,642	8,456,726
Total Revenue	441,625	4,584,542	1,291,124	8,478,673

Cost of Revenue
Rental	320,214	18,391	539,997	18,391
Property	-	2,630,666	460,255	6,455,708
Total Cost of Revenue	320,214	2,649,057	1,000,252	6,474,099

Gross Profit	121,411	1,935,485	290,872	2,004,574

Operating Expenses
General and Administrative	437,674	355,944	857,487	812,796
Total Operating Expenses	437,674	355,944	857,487	812,796

Loss (Income) From Operations	(316,263)	1,579,541	(566,615)	1,191,778

Other Income & Expense
Interest Expense, net	(234,484)	(29,238)	(468,728)	(33,062)
Other Income	68,502	2,040	68,502	6,072
Other Expense	(300,090)	-	(300,090)	-
Total Other Expense	(466,072)	(27,198)	(700,316)	(26,990)

Net (Loss) Income Before Income Taxes	(782,335)	1,552,343	(1,266,931)	1,164,788

Income Tax Expense	-	-	-	-

Net (Loss) Income	(782,335)	1,552,343	(1,266,931)	1,164,788

Net Income Attributable to Non-controlling Interests	4,497	297,615	25,489	303,534

Net (Loss) Income Attributable to Common Stockholders	$(786,832)	$1,254,728	$(1,292,420)	$861,254

Net (Loss) Income Per Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three- and Six-Months Periods ended June 30, 2022 and 2021

					Total LiquidValue
	Common Stock		Additional		Development Inc.		Total
			Paid in	Accumulated	Stockholders’	Non-controlling	Stockholders’
	Shares	Par Value $0.001	Capital	Deficit	Equity	Interests	Equity
Balance at January 1, 2022	704,043,324	$704,043	$32,542,720	(8,397,009)	24,849,754	$51,536	$24,901,290

Net (Loss) Income	-	-	-	(505,588)	(505,588)	20,992	(484,596)

Balance at March 31, 2022	704,043,324	$704,043	$32,542,720	(8,902,597)	24,344,166	$72,528	$24,416,694

Net (Loss) Income	-	-	-	(786,832)	(786,832)	4,497	(782,335)

Balance at June 30, 2022	704,043,324	$704,043	$32,542,720	(9,689,429)	23,557,334	$77,025	$23,634,359

					Total LiquidValue
	Common Stock		Additional		Development Inc.		Total
			Paid in	Accumulated	Stockholders’	Non-controlling	Stockholders’
	Shares	Par Value $0.001	Capital	Deficit	Equity	Interests	Equity
Balance at January 1, 2021	704,043,324	704,043	32,542,720	(8,632,867)	24,613,896	1,914,791	26,528,687

Distribution to Non-Controlling Stockholder	-	-	-	-	-	(82,250)	(82,250)

Net (Loss) Income	-	-	-	(393,474)	(393,474)	5,919	(387,555)

Balance at March 31, 2021	704,043,324	$704,043	$32,542,720	(9,026,341)	24,220,422	$1,838,460	$26,058,882

Distribution to Non-Controlling Stockholder	-	-	-	-	-	(1,069,250)	(1,069,250)

Net Income	-	-	-	1,254,728	1,254,728	297,615	1,552,343

Balance at June, 2021	704,043,324	$704,043	$32,542,720	(7,771,613)	25,475,150	$1,066,825	$26,541,975

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	2022	2021

Cash Flows from Operating Activities
Net (Loss) Income	$(1,266,931)	$1,164,788
Adjustments to Reconcile Net (Loss) Income to Net Cash Used in Operating Activities:
Depreciation	315,329	16,582
Amortization of Right -Of- Use Asset	41,270	49,227
PPP Loan Forgiveness	(68,502)	-
Amortization of Debt Discount	-	42,907
Changes in Operating Assets and Liabilities
Real Estate Development	(2,852,748)	(2,262,970)
Accounts Receivable	(79,368)	(141,129)
Related Party Receivable	10,943	(34,434)
Prepaid Expenses	180,027	(4,590)
Other Receivable	-	(53,339)
Accounts Payable and Accrued Expenses	(702,144)	53,621
Accrued Interest - Related Parties	468,848	203,518
Operating Lease Liability	(44,526)	(28,722)
Builder Deposits	(31,553)	(720,987)
Net Cash Used in Operating Activities	(4,029,355)	(1,715,528)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(1,303)	(1,960)
Purchase of Real Estate Properties	(722,817)	-
Real Estate Improvements	(602,161)	-
Net Cash Used in Investing Activities	(1,326,281)	(1,960)

Cash Flows from Financing Activities
Borrowing from PPP	-	68,502
Repayment to Note Payable	-	(690,035)
Distribution to Non-controlling Interest Shareholders	-	(1,151,500)
Borrowing from Notes Payable - Related Parties	1,500,000	2,125,000
Repayment to Notes Payable - Related Parties	(1,000,000)	-
Net Cash Provided by Financing Activities	500,000	351,967

Net Decrease in Cash and Restricted Cash	(4,855,636)	(1,365,521)
Cash and Restricted Cash - Beginning of Period	7,455,729	8,104,247
Cash and Restricted Cash - End of Period	$2,600,093	$6,738,726

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$10,766
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Liability	$-	$256,928

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2022 (Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LiquidValue Development Inc. (the “Company”), formerly known as SeD Intelligent Home Inc. and Homeownusa, was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company acquired Alset EHome Inc. (“Alset EHome”) by reverse merger. Alset EHome, a Delaware corporation, was formed on February 24, 2015. Alset EHome is principally engaged in developing, selling, managing, and leasing residential properties in the United States in current stage and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Intelligent Home Inc., formerly known as SeD Home International, Inc., which is wholly-owned by Alset International Limited (“Alset International”), a multinational public company, listed on the Singapore Exchange Securities Trading Limited.

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

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
Alset EHome Inc.	Delaware	February 24, 2015	100%
SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%
Alset Solar Inc.	Texas	September 21, 2020	80%
American Home REIT Inc.	Maryland	September 30, 2020	100%
AHR Texas Two, LLC	Delaware	September 28, 2021	100%
AHR Black Oak One, LLC	Delaware	September 29, 2021	100%
AHR Texas Three, LLC	Delaware	December 21, 2021	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of June 30, 2022 and December 31, 2021, the aggregate non-controlling interest in Alset EHome Inc. was $77,025 and $51,536, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheets.

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

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended June 30, 2022 or June 30, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds were required to remain as collateral for the loan until the loan was paid off in full and the loan agreement terminated. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account were specifically to be used for the payment of the loan from M&T Bank. The funds were required to remain in the escrow account for the loan payment until the loan agreement terminates. In May 2022 the funds from this escrow account were released and the account closed. As of June 30, 2022 and December 31, 2021, the total balance of these two accounts was $309,137 and $4,399,984, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at either June 30, 2022 or December 31, 2021.

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

The Company did not record impairment on any of its projects during the six months ended on June 30, 2022, nor for the six months ended June 30, 2021.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the six months ended on June 30, 2022.

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

In the event of a sale, the Company has signed agreements with the builders for developing the raw land ready to build lots. The contract has agreed upon prices, timelines, and specifications for what is to be provided.

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

In the event of a sale, the builders do the inspections to make sure all conditions/requirements are met before taking title of lots. The Company recognizes revenue when title is transferred. The Company does not have further performance obligations once title is transferred.

●	Rental Revenue Recognition

The Company leases real estate properties to its tenants under leases that are predominately classified as operating leases, in accordance with ASC 842, Leases (“ASC 842”). Real estate rental revenue is comprised of minimum base rent and revenue from the collection of lease termination fees.

Rent from tenants is recorded in accordance with the terms of each lease agreement on a straight-line basis over the initial term of the lease. Rental revenue recognition begins when the tenant controls the space and continues through the term of the related lease. Generally, at the end of the lease term, the Company provides the tenant with a one-year renewal option, including mostly the same terms and conditions provided under the initial lease term, subject to rent increases.

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within deferred revenues and other payables on the Company’s condensed consolidated balance sheets.

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the six months ended June 30, 2022, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from the FFB assessment is not either. During the three months ended on June 30, 2022 and 2021, we recognized revenue of $37,725 and $141,575 from the FFB assessments, respectively. During the six months ended on June 30, 2022 and 2021, we recognized revenue of $116,088 and $248,646 from the FFB assessments, respectively.

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

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At June 30, 2022 and December 31, 2021, uninsured cash and restricted cash balances were $1,231,519 and $6,137,775, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On June 30, 2022 and December 31, 2021, there were $0 and $31,553 held on deposit, respectively.

4. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of June 30, 2022 and December 31, 2021, the outstanding balance of the revolving loan was $0. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company applied to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. In April 2022 the Company received confirmation that the loan was fully forgiven.

5. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited (an affiliate of Alset International) to fund development and operation costs. The advances bear interest of 10% and are payable on demand. As of June 30, 2022 and December 31, 2021, Alset EHome Inc. had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International Inc.)

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On June 30, 2022, the Company owed $20,293,055 of advance principal and $594,174 of accrued interest. On December 31, 2021, the Company owed $19,891,734 of advance principal and $144,588 of accrued interest.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by a Charles MacKenzie, a Director of the Company, has had a consulting agreement with a majority-owned subsidiary of the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company’s subsidiary paid a monthly fee of $20,000 for consulting services. Pursuant to an agreement entered into in June of 2022, the Company’s subsidiary has paid $25,000 per month for consulting services, effective as of January 2022.

In addition, MacKenzie Equity Partners will be paid certain bonuses, including (i) a sum of $50,000 on June 30, 2022; (ii) a sum of $50,000 upon the successful financing of 100 homes owned by American Housing REIT Inc. with an entity not affiliated with SeD Development Management LLC (a subsidiary of the Company); and (iii) a sum of $50,000 upon the successful leasing of 30 homes in the Alset of Black Oak development.

The Company incurred expenses of $60,000 and $180,000 in the three and six months ended June 30, 2021, respectively, and $140,000 and $200,000 in the three and six months ended June 30, 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In 2021, MacKenzie Equity Partners was paid a bonus payment of $120,000. In June 2022, MacKenzie Equity Partners accrued an additional $50,000 bonus payment (as described above). On June 30, 2022 and December 31, 2021, the Company owed this related party $100,000 and $80,000, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company will pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and will pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement has a term that ends December 31, 2021, and can be cancelled by either party on thirty days’ notice. Alset International will provide the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the three and six months ended June 30, 2021 the Company incurred expense of $90,000 and $180,000, respectively, and owed this related party $80,000 as of December 31, 2021. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owes the funds to Alset International.

Advances to Alset EHome International Inc.

The Company pays some operating expenses for Alset EHome International Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On June 30, 2022 and December 31, 2021, the balance of these advances was $15,622 and $26,566, respectively.

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

The Company did not authorize any distribution during six months ended June 30, 2022.

7. SINGLE FAMILY RESIDENTIAL PROPERTIES

As of June 30, 2022, the Company owns 112 Single Family Residential Properties (“SFRs”) in Montgomery and Harris Counties, Texas. The Company’s aggregate investment in those SFRs was approximately $26 million. The Company borrowed $19.5 million from SeD Intelligent Home Inc. to fund part of this acquisition. Depreciation expense was $173,119 and $15,222 in the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $318,743 and $15,222 in the six months ended June 30, 2022 and 2021, respectively.

The following table presents the summary of our SRFs as of June 30, 2022:

	Number of Homes	Aggregate investment	Average Investment per Home

SFRs	112	$25,663,582	$229,139

8. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at June 30, 2022 in each calendar year through the end of their terms are as follows:

2022	$871,824
2023	531,550
2024	7,450
Total Future Receipts	$1,410,824

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended June 30, 2022 and 2021, property management fees incurred by the property managers were $20,990 and $2,740, respectively. For the six months ended June 30, 2022 and 2021, property management fees incurred by the property managers were $32,015 and $2,740, respectively. For the three months ended June 30, 2022 and 2021, leasing fees incurred by the property managers were $87,035 and $14,475, respectively. For the six months ended June 30, 2022 and 2021, leasing fees incurred by the property managers were $112,825 and $14,475, respectively.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. Lease of the Company’s Texas office expires in 2022, while lease of the Company’s Maryland expires on December 31, 2024. The monthly rental payments range between $2,265 and $8,143, respectively. Rent expense was $58,435 and $58,085 for the six months ended June 30, 2022 and 2021, respectively. The below table summarizes future payments due under these leases as of June 30, 2022.

The balance of the operating lease right-of-use asset and operating lease liability as of June 30, 2022 was $150,009 and $154,957, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2021 was $191,979 and $199,483, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Six Months Ended June 30, 2022
Weighted Average Remaining Operating Lease Term (in years)	1.75

The below table summarizes future payments due under these leases as of June 30, 2022.

For the Years Ending June 30:

2023	$93,831
2024	71,982
Total Minimum Lease Payments	165,813
Less: Effect of Discounting	(10,856)
Present Value of Future Minimum Lease Payments	154,957
Less: Current Obligation under Leases	88,542
Long-term Lease Obligations	$66,415

Lot Sale Agreements

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During the six months ended June 30, 2022 and 2021, NVR has purchased 3 lots and 58 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of June 30, 2022 and December 31, 2021, the accrued balance due to NVR was $189,475 and $188,125, respectively.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021:

Revenue

Revenue was $441,625 for the three months ended June 30, 2022 as compared to $4,584,542 for the three months ended June 30, 2021. Revenue was $1,291,124 for the six months ended June 30, 2022 as compared to $8,478,673 for the six months ended June 30, 2021. The decrease in revenue is caused mainly by the decrease in property sales from the Ballenger project in 2022. In the first six months of 2022, the last three homes in Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $141,575 in the three months ended June 30, 2021 to $37,725 in the three months ended June 30, 2022. Income from the sale of FFBs decreased from $248,646 in the six months ended June 30, 2021 to $116,088 in the six months ended June 30, 2022. The decrease is a result of the decreased sale of properties to homebuyers in 2022.

In the second quarter of 2021, the Company started renting homes to tenants. Revenue from rental business was $403,900 and $21,947 for the three months ended June 30, 2022 and 2021, respectively. Revenue from rental business was $636,482 and $21,947 for the six months ended June 30, 2022 and 2021, respectively. The company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

Cost of Revenue

All cost of revenue in the six months ended on June 30, 2022 and 2021 came from our Ballenger and SeD Texas projects. The gross margin ratio for Ballenger project in first six months of 2022 and 2021 were approximately 30% and 28%, respectively. The different types of lots usually have different gross margins, the main reason which led to the increase in 2022. The gross margin ratio for SeD Texas project in first six months of 2022 and 2021 were approximately 16% and 16%, respectively.

General and Administrative Expenses

General and administrative expenses increased from $355,944 in the three months ended June 30, 2021 to $437,674 in the three months ended June 30, 2022. General and administrative expenses increased from $812,796 in the six months ended June 30, 2021 to $857,487 in the six months ended June 30, 2022. The increase in those expenses is caused mainly by the increase in the professional fees in 2022.

Net Income (Loss)

In the three months ended June 30, 2022, the Company had net loss of $782,335 as compared to net income of $1,552,343 in the three months ended June 30, 2021. In the six months ended June 30, 2022, the Company had net loss of $1,266,931 as compared to net income of $1,164,788 in the six months ended June 30, 2021. The increase in net loss was caused by increased administrative and interest expenses.

Liquidity and Capital Resources

Our real estate assets have increased to $43,898,906 as of June 30, 2022 from $40,034,933 as of December 31, 2021. This increase primarily reflects the acquisition of three new rental properties in the first six months of 2022, which will be used in the Company’s rental business. Our rental properties assets were $25,831,478 as of June 30, 2022. Additionally, in September 2021 we purchased a house which currently serves as the model house with some office space for a property manager. This property asset was $416,782 as of June 30, 2022.

Our liabilities increased from $23,278,817 at December 31, 2021 to $23,400,940 at June 30, 2022. Our total assets have decreased to $47,035,299 as of June 30, 2022 from $48,180,107 as of December 31, 2021.

As of June 30, 2022, we had cash of $2,290,956 and restricted cash of $309,137 compared to $3,055,745 and $4,399,984 as of December 31, 2021, respectively.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of June 30, 2022 and December 31, 2021, the revolver loan balance was $0.

On June 18, 2020, Alset EHome Inc. entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. As of June 30, 2021, the M&T loan balance was $0. The loan was paid off in May 2021.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021 are as follows:

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book. In the six months ended June 30, 2022, cash used in operating activities was $4,029,355 compared to cash of $1,715,528 used in the six months ended June 30, 2021. Payoff of accounts payable, development of real estate and other expenses were the main reason for the cash used in operating activities.

Cash Flows from Investing Activities

Cash flows used in investing activities in the six months ended June 30, 2022 and 2021 include the purchase of properties and improvements for our rental business, as well as small expenditures for purchases of office computer equipment. In the six months ended June 30, 2022, cash used in investing activities was $1,326,281 compared to cash of $1,960 used in the six months ended June 30, 2021.

Cash Flows from Financing Activities

In the six months ended June 30, 2022, the Company repaid $1,000,000 and subsequently borrowed $1,500,000 from a related party loan. In the six months ended June 30, 2021, the Company repaid $690,035 of bank loan, distributed $1,151,500 in cash to the minority shareholder, borrowed $2,125,000 from a related party and obtained $68,502 from PPP loan.

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

In the three and six months ended June 30, 2022, the COVID-19 pandemic did not have a material impact on our operations. However, the extent to which the COVID-19 pandemic may impact our business in the future will depend on developments which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate and the cost of materials.

The COVID-19 pandemic could impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner. In 2020, we experienced a slowdown in the planned construction of a clubhouse at the Ballenger Run project which was completed behind schedule. We believe this delay was caused in part by policies requiring lower numbers of contractors working in indoor spaces. In the future, the COVID-19 pandemic could cause similar delays at future projects.

The COVID-19 pandemic may adversely impact the timeliness of local government in granting required approvals. Accordingly, COVID-19 may cause the completion of important stages in our real estate projects to be delayed.

At our Black Oak project in Texas, we have strategically redesigned the lots since the beginning of the COVID-19 pandemic for a smaller “starter home” products that we believe will be more resilient in fluctuating markets. We have received strong indications that buyers and renters across the country are expressing interest in moving from more densely populated urban areas to the suburbs. Should we initiate sales at Black Oak, we believe the general trend of customers’ interest shifting from urban to suburban areas will be favorable such project. Unlike our Ballenger Run project, our Black Oak project may include our involvement in single family rental home development.

Impact on Staff

Most of our staff works out of our Bethesda, Maryland office. Our staff has shifted to mostly working from home since March 2020, but this has had minimal impact on our operations to date. The COVID-19 pandemic has also impacted the frequency with which our management would otherwise travel to the Black Oak project; however, we have a contractor in Texas providing supervision of the project. Management continues to regularly supervise the remaining tasks at the Ballenger Run project. Limitations on the mobility of our management and staff may slow down our ability to enter into new transactions and expand existing projects.

We have not reduced our staff in connection with the COVID-19 pandemic. To date, we did not have to expend significant resources related to employee health and safety matters related to the COVID-19 pandemic. We have a small staff, however, and the inability of any significant number of our staff to work due to illness or the illness of a family member could adversely impact our operations.

Recent Business Developments in our Home Rental Business

Recently, the Company expanded its real estate portfolio to single family rental houses. During 2021 and early 2022, the Company, through its subsidiaries, acquired 112 homes in Montgomery and Harris Counties, Texas.

In the first thirty of the 112 rental homes that were acquired, as part of our commitment to advancing smart and healthy sustainable living, we have installed Tesla PV solar panels and Powerwalls. We are reviewing plans to add solar panels and related technologies at the balance of the single-family rental homes, where feasible. In addition, we have added technologies at many of the single family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters and we continue to build and pursue strategic, technological partnerships that will assist us as we expand our real estate business to include building homes for rent and building homes for sale in the future.

The Company has entered into a property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee per property unit and a leasing fee.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policy and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). For detailed accounting policy and estimates information, please see Note 1 in the condensed consolidated financial statements.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Effective as of June 23, 2022, SeD Development Management LLC, a majority-owned subsidiary of the Company, entered into a new consulting agreement with MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, a member of the Company’s Board of Directors and an officer of certain subsidiaries of the Company.

Pursuant to this consulting agreement, MacKenzie Equity Partners, LLC will be paid a monthly fee of $25,000 per month by SeD Development Management LLC, effective as of January 1, 2022. In addition, he will be paid certain bonuses, including (i) a sum of USD $50,000 on June 30, 2022; (ii) a sum of USD $50,000 upon the successful financing of 100 homes owned by American Housing REIT Inc. (a subsidiary of the Company) with an entity not affiliated with SeD Development Management LLC; and (iii) a sum of USD $50,000 upon the successful leasing of 30 homes in the Alset of Black Oak development.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description

10.1*	Consulting Agreement, dated June 23, 2022, by and between SeD Development Management LLC and MacKenzie Equity Partners, LLC.

31.1a*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officers and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQUIDVALUE DEVELOPMENT INC.

July 29, 2022	By:	/s/ Fai H. Chan
Fai H. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

July 29, 2022	By:	/s/ Moe T. Chan
Moe T. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

July 29, 2022	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

July 29, 2022	By:	/s/ Alan W. L. Lui
Alan W. L. Lui Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

