Form 10-Q
period 2022-09-30
LiquidValue Development Inc.
filed 2022-11-04
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 4, 2022, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets:
Real Estate
Investments in Single-family Residential Properties
Land	$9,745,621	$9,470,950
Building and Improvements	17,000,186	15,469,814
	26,745,807	24,940,764
Less: Accumulated Depreciation	(595,447)	(120,511)
Investments in Single-family Residential Properties, Net	26,150,360	24,820,253
Construction in Progress	12,599,686	6,724,674
Land Held for Development	7,943,126	8,068,624
Other Properties	414,155	421,382
	47,107,327	40,034,933

Cash	1,986,016	3,055,745
Restricted Cash	309,145	4,399,984
Accounts Receivable	74,527	47,303
Other Receivable	136,350	136,350
Related Party Receivable	16,249	26,565
Prepaid Expenses	92,277	258,700
Fixed Assets, Net	5,565	4,945
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	129,373	191,979
Total Assets	$49,880,432	$48,180,107

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$3,007,323	$2,832,340
Accrued Interest - Related Parties	1,082,813	228,557
Builder Deposits	-	31,553
Operating Lease Liability	132,694	199,483
Note Payable, net of discount	-	68,502
Note Payable - Related Parties	22,533,055	19,918,382
Total Liabilities	26,755,885	23,278,817

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at September 30, 2022 and December 31, 2021	704,043	704,043
Additional Paid in Capital	32,542,720	32,542,720
Accumulated Deficit	(10,198,816)	(8,397,009)
Total LiquidValue Development Inc. Stockholders’ Equity	23,047,947	24,849,754
Non-controlling Interests	76,600	51,536
Total Stockholders’ Equity	23,124,547	24,901,290
Total Liabilities and Stockholders’ Equity	$49,880,432	$48,180,107

See accompanying notes to condensed consolidated financial statements

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Rental	$569,791	$133,302	$1,206,273	$155,249
Property	9,967	3,414,094	664,609	11,870,820
	579,758	3,547,396	1,870,882	12,026,069
Operating Expenses
Cost of Revenue	416,181	2,235,305	1,716,523	8,709,404
General and Administrative	413,496	360,955	1,270,983	1,173,751
Total Operating Expenses	829,677	2,596,260	2,987,506	9,883,155

Loss (Income) From Operations	(249,919)	951,136	(1,116,624)	2,142,914

Other Income & Expense
Interest Expense, net	(260,074)	(27,347)	(728,802)	(60,409)
Other Income	181	-	68,683	4,142
Other Expense	-	(1,930)	-	-
Total Other Expense	(259,893)	(29,277)	(660,119)	(56,267)

Net (Loss) Income Before Income Taxes	(509,812)	921,859	(1,776,743)	2,086,647

Income Tax Expense	-	-	-	-

Net (Loss) Income	(509,812)	921,859	(1,776,743)	2,086,647

Net (Loss) Income Attributable to Non-controlling Interests	(425)	(850)	25,064	302,684

Net (Loss) Income Attributable to Common Stockholders	$(509,387)	$922,709	$(1,801,807)	$1,783,963

Net (Loss) Income Per Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three- and Nine-Months Periods ended September 30, 2022 and 2021

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Total LiquidValue Development Inc. Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	704,043,324	$704,043	$32,542,720	(8,397,009)	24,849,754	$51,536	$24,901,290

Net (Loss) Income	-	-	-	(505,588)	(505,588)	20,992	(484,596)

Balance at March 31, 2022	704,043,324	$704,043	$32,542,720	(8,902,597)	24,344,166	$72,528	$24,416,694

Net (Loss) Income	-	-	-	(786,832)	(786,832)	4,497	(782,335)

Balance at June 30, 2022	704,043,324	$704,043	$32,542,720	(9,689,429)	23,557,334	$77,025	$23,634,359

Net Loss	-	-	-	(509,387)	(509,387)	(425)	(509,812)

Balance at September 30, 2022	704,043,324	$704,043	$32,542,720	(10,198,816)	23,047,947	$76,600	$23,124,547

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Total LiquidValue Development Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2021	704,043,324	704,043	32,542,720	(8,632,867)	24,613,896	1,914,791	26,528,687

Distribution to Non-Controlling Stockholder	-	-	-	-	-	(82,250)	(82,250)

Net (Loss) Income	-	-	-	(393,474)	(393,474)	5,919	(387,555)

Balance at March 31, 2021	704,043,324	$704,043	$32,542,720	(9,026,341)	24,220,422	$1,838,460	$26,058,882

Distribution to Non-Controlling Stockholder	-	-	-	-	-	(1,069,250)	(1,069,250)

Net Income	-	-	-	1,254,728	1,254,728	297,615	1,552,343

Balance at June, 2021	704,043,324	$704,043	$32,542,720	(7,771,613)	25,475,150	$1,066,825	$26,541,975

Distribution to Non-Controlling Stockholder	-	-	-	-	-	(246,750)	(246,750)

Net Income (Loss)	-	-	-	922,709	922,709	(850)	921,859

Balance at September, 2021	704,043,324	$704,043	$32,542,720	(6,848,904)	26,397,859	$819,225	$27,217,084

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	2022	2021

Cash Flows from Operating Activities
Net (Loss) Income	$(1,776,743)	$2,086,647
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	475,618	55,905
Amortization of Right -Of- Use Asset	41,270	62,578
PPP Loan Forgiveness	(68,502)	-
Amortization of Debt Discount	-	42,907
Changes in Operating Assets and Liabilities
Real Estate Development	(5,742,287)	5,342,470
Accounts Receivable	(27,224)	(252,558)
Related Party Receivable	10,316	(36,811)
Prepaid Expenses	187,759	(348,032)
Other Receivable	-	(49,514)
Accounts Payable and Accrued Expenses	174,981	64,011
Accrued Interest - Related Parties	728,930	320,986
Operating Lease Liability	(66,789)	(43,084)
Builder Deposits	(31,553)	(1,017,400)
Net Cash (Used in) Provided by Operating Activities	(6,094,224)	6,228,105

Cash Flows from Investing Activities
Purchase of Fixed Assets	(1,303)	(3,973)
Purchase of Real Estate Properties	(722,817)	(11,081,491)
Real Estate Improvements	(1,082,225)	-
Net Cash Used in Investing Activities	(1,806,345)	(11,085,464)

Cash Flows from Financing Activities
Borrowing from PPP	-	68,502
Repayment to Note Payable	-	(690,035)
Distribution to Non-controlling Interest Shareholders	-	(1,398,250)
Borrowing from Notes Payable - Related Parties	3,740,000	6,684,282
Repayment to Notes Payable - Related Parties	(1,000,000)	-
Net Cash Provided by Financing Activities	2,740,000	4,664,499

Net Decrease in Cash and Restricted Cash	(5,160,568)	(192,860)
Cash and Restricted Cash - Beginning of Period	7,455,729	8,104,247
Cash and Restricted Cash - End of Period	$2,295,161	$7,911,387
Cash	$1,986,016	$3,511,515
Restricted Cash	$309,145	$4,399,872
Total Cash and Restricted Cash	$2,295,161	$7,911,387

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$10,766
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Liability	$-	$256,928

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2022 (Unaudited)

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

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
Alset EHome Inc.	Delaware	February 24, 2015	100%
SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%
Alset Solar Inc.	Texas	September 21, 2020	80%
American Home REIT Inc.	Maryland	September 30, 2020	100%
AHR Texas Two, LLC	Delaware	September 28, 2021	100%
AHR Black Oak One, LLC	Delaware	September 29, 2021	100%
AHR Texas Three, LLC	Delaware	December 21, 2021	100%
Robotic gHome Inc.	Texas	August 25, 2022	90%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of September 30, 2022 and December 31, 2021, the aggregate non-controlling interest in Alset EHome Inc. was $76,600 and $51,536, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheets.

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

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended September 30, 2022 or September 30, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds were required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account were specifically to be used for the payment of the loan from M&T Bank. The funds were required to remain in the escrow account for the loan payment until the loan agreement terminates. In May 2022 the funds from this escrow account were released and the account closed. As of September 30, 2022 and December 31, 2021, the total balance of these two accounts was $309,145 and $4,399,984, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at either September 30, 2022 or December 31, 2021.

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

The Company did not record impairment on any of its projects during the nine months ended on September 30, 2022, nor for the nine months ended September 30, 2021.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the nine months ended on September 30, 2022.

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the nine months ended September 30, 2022, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from the FFB assessment is not either. During the three months ended on September 30, 2022 and 2021, we recognized revenue of $9,968 and $182,813 from the FFB assessments, respectively. During the nine months ended on September 30, 2022 and 2021, we recognized revenue of $126,055 and $431,458 from the FFB assessments, respectively.

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

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At September 30, 2022 and December 31, 2021, uninsured cash and restricted cash balances were $1,215,224 and $6,137,775, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On September 30, 2022 and December 31, 2021, there were $0 and $31,553 held on deposit, respectively.

4. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of September 30, 2022 and December 31, 2021, the outstanding balance of the revolving loan was $0. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

On June 18, 2020, Alset EHome Inc. entered into a Loan Agreement with M&T Bank. Pursuant to the Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. The line of credit bears interest rate on LIBOR plus 375 basis points. Repayment of this loan is secured by a Deed of Trust issued to M&T Bank on the property owned by certain subsidiaries of Alset EHome Inc. The maturity date of this Loan was July 1, 2022. The Company together with one of its subsidiaries, SeD Maryland Development LLC, are both the guarantors of this Loan. The loan in the amount of $664,810, together with all accrued interests of $25,225, was paid off on May 28, 2021. The loan was closed in June 2021. Additionally, the debt discount of $42,907 was fully amortized during year 2021.

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

5. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited (an affiliate of Alset International) to fund development and operation costs. The advances bear interest of 10% and are payable on demand. As of September 30, 2022 and December 31, 2021, Alset EHome Inc. had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International Inc.)

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On September 30, 2022, the Company owed $22,533,055 of advance principal and $854,256 of accrued interest. On December 31, 2021, the Company owed $19,891,734 of advance principal and $144,588 of accrued interest.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by a Charles MacKenzie, a Director of the Company, has had a consulting agreement with a majority-owned subsidiary of the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company’s subsidiary paid a monthly fee of $20,000 for consulting services. Pursuant to an agreement entered into in June of 2022, the Company’s subsidiary has paid $25,000 per month for consulting services, effective as of January, 2022.

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

The Company incurred expenses of $60,000 and $240,000 in the three and nine months ended September 30, 2021, respectively, and $75,000 and $275,000 in the three and nine months ended September 30, 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In 2021, MacKenzie Equity Partners was paid a bonus payment of $120,000. In June, 2022, MacKenzie Equity Partners accrued an additional $50,000 bonus payment (as described above). On September 30, 2022 and December 31, 2021, the Company owed this related party $25,000 and $80,000, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company paid Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement had a term that ended December 31, 2021. Alset International provided the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the three and nine months ended September 30, 2021 the Company incurred expense of $90,000 and $270,000, respectively, and owed this related party $720,000 as of December 31, 2021. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owes the funds to Alset International.

Advances to Alset Inc.

The Company pays some operating expenses for Alset Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On September 30, 2022 and December 31, 2021, the balance of these advances was $16,249 and $26,566, respectively.

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

The Company did not authorize any distribution during nine months ended September 30, 2022.

7. SINGLE FAMILY RESIDENTIAL PROPERTIES

As of September 30, 2022, the Company owns 112 Single Family Residential Properties (“SFRs”) in Montgomery and Harris Counties, Texas. The Company’s aggregate investment in those SFRs was approximately $26 million. The Company borrowed $19.5 million from SeD Intelligent Home Inc. to fund part of this acquisition. Depreciation expense was $161,182 and $38,533 in the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $474,936 and $53,755 in the nine months ended September 30, 2022 and 2021, respectively.

The following table presents the summary of our SRFs as of September 30, 2022:

	Number of Homes	Aggregate investment	Average Investment per Home

SFRs	112	$25,663,582	$229,139

8. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at September 30, 2022 in each calendar year through the end of their terms are as follows:

2022	$552,644
2023	856,590
2024	7,450
Total Future Receipts	$1,416,684

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended September 30, 2022 and 2021, property management fees incurred by the property managers were $28,890 and $6,390, respectively. For the nine months ended September 30, 2022 and 2021, property management fees incurred by the property managers were $60,390 and $7,380, respectively. For the three months ended September 30, 2022 and 2021, leasing fees incurred by the property managers were $36,420 and $31,580, respectively. For the nine months ended September 30, 2022 and 2021, leasing fees incurred by the property managers were $149,625 and $47,805, respectively.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The lease for the Company’s Texas office is currently on a month-to-month basis, while the lease of the Company’s Maryland office expires on December 31, 2024. The monthly rental payments range between $2,300 and $8,143, respectively. Rent expense was 87,652 and $87,197 for the nine months ended September 30, 2022 and 2021, respectively. The below table summarizes future payments due under these leases as of September 30, 2022.

The balance of the operating lease right-of-use asset and operating lease liability as of September 30, 2022 was $129,373 and $132,694, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2021 was $191,979 and $199,483, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Nine Months Ended September 30, 2022
Weighted Average Remaining Operating Lease Term (in years)	1.50

The below table summarizes future payments due under these leases as of September 30, 2022.

For the Years Ending September 30:

2023	$94,468
2024	48,206
Total Minimum Lease Payments	142,674
Less: Effect of Discounting	9,979
Present Value of Future Minimum Lease Payments	132,695
Less: Current Obligation under Leases	88,287
Long-term Lease Obligations	$44,408

Lot Sale Agreements

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During the three months ended September 30, 2022 and 2021, NVR has purchased 0 and 18 lots, respectively. During the nine months ended September 30, 2022 and 2021, NVR has purchased 3 lots and 76 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of September 30, 2022 and December 31, 2021, the accrued balance due to NVR was $189,475 and $188,125, respectively.

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of September 30, 2022, the security deposits held in the trust account were $260,835.

10. SUBSEQUENT EVENTS

On October 28, 2022, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership and subsidiary of the Company, entered into a Contract for Purchase and Sale and Escrow Instructions (the “Agreement”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of the Agreement, the Seller has agreed to sell all of the approximately 242 single-family detached residential lots comprising a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The lots will be sold at a range of prices, and the Seller will also be entitled to receive a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees are anticipated to be $12,881,000, however, such purchase price will be adjusted accordingly, if the total number of lots increases or decreases prior to the closing of the transactions contemplated by the Agreement.

The closing of the transactions described in the Agreement depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. The Buyer has agreed to purchase the lots in stages, with an estimated closing date of December of 2022 for the first 132 lots to be acquired, with the remainder to be acquired through 2023. Prior to such closing dates, the Buyer shall have a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, the Buyer may decline to proceed with the closing of these transactions.

The Seller shall be required to develop and improve the property at the Seller’s cost pursuant to certain development plans and government regulations prior to the closings described above.

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

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021:

	Three-months Ended		Nine-months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$579,758	$3,547,396	$1,870,882	$12,026,069
Cost of Revenue	$416,181	$2,235,305	$1,716,523	$8,709,404
General and Administrative	$413,496	$360,955	$1,270,983	$1,173,751
Other Expense	$259,893	$29,277	$660,119	$56,267
Net (Loss) Income	$(509,812)	$921,859	$(1,776,743)	$2,086,647

Revenue

Revenue was $579,758 for the three months ended September 30, 2022 as compared to $3,547,396 for the three months ended September 30, 2021. Revenue was $1,870,882 for the nine months ended September 30, 2022 as compared to $12,026,069 for the nine months ended September 30, 2021. The decrease in revenue is caused mainly by the decrease in property sales from the Ballenger project in 2022. In the first nine months of 2022 the last three homes in Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $182,813 in the three months ended September 30, 2021 to $9,968 in the three months ended September 30, 2022. Income from the sale of FFBs decreased from $431,458 in the nine months ended September 30, 2021 to $126,055 in the nine months ended September 30, 2022. The decrease is a result of the decreased sale of properties to homebuyers in 2022.

In the second quarter of 2021, the Company started renting homes to tenants. Revenue from rental business was $569,792 and $133,302 for the three months ended September 30, 2022 and 2021, respectively. Revenue from rental business was $1,206,273 and $155,249 for the nine months ended September 30, 2022 and 2021, respectively. The company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

Cost of Revenue

All cost of revenue in the nine months ended on September 30, 2022 and 2021 came from our Ballenger and SeD Texas projects. The gross margin ratio for Ballenger project in first nine months of 2022 and 2021 were approximately 31% and 23%, respectively. The different types of lots usually have different gross margins, the main reason which led to the increase in 2022. The gross margin ratio for SeD Texas project in first nine months of 2022 and 2021 were approximately -4% and 26%, respectively.

General and Administrative Expenses

General and administrative expenses increased from $360,955 in the three months ended September 30, 2021 to $413,496 in the three months ended September 30, 2022. General and administrative expenses increased from $1,173,751 in the nine months ended September 30, 2021 to $1,270,983 in the nine months ended September 30, 2022. The increase in those expenses is caused mainly by the increase in the professional fees in 2022.

Net Income (Loss)

In the three months ended September 30, 2022, the Company had net loss of $509,812 as compared to net income of $921,859 in the three months ended September 30, 2021. In the nine months ended September 30, 2022, the Company had net loss of $1,776,743 as compared to net income of $2,086,647 in the nine months ended September 30, 2021. The increase in net loss was caused by increased administrative and interest expenses.

Liquidity and Capital Resources

Our real estate assets have increased to $ 47,107,327 as of September 30, 2022 from $40,034,933 as of December 31, 2021. This increase primarily reflects the acquisition of 3 new rental properties in the first nine months of 2022, which will be used in the Company’s rental business. Our rental properties assets were $26,150,360 as of September 30, 2022. Additionally, in September 2021 we purchased a house which currently serves as the model house with some office space for a property manager. This property asset was $414,155 as of September 30, 2022.

Our liabilities increased from $23,278,817 at December 31, 2021 to $ 26,755,885 at September 30, 2022. Our total assets have increased to $ 49,880,432 as of September 30, 2022 from $48,180,107 as of December 31, 2021.

As of September 30, 2022, we had cash of $1,986,016 and restricted cash of $309,145 compared to $3,055,745 and $4,399,984 as of December 31, 2021, respectively.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of September 30, 2022 and December 31, 2021, the revolver loan balance was $0.

On June 18, 2020, Alset EHome Inc. entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. As of September 30, 2021, the M&T loan balance was $0. The loan was paid off in May 2021.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021

Net Cash (Used in) Provided by Operating Activities	$(6,094,224)	$6,228,105
Net Cash Used in Investing Activities	$(1,806,345)	$(11,085,464)
Net Cash Provided by Financing Activities	$2,740,000	$4,664,499

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book. In the nine months ended September 30, 2022, cash used in operating activities was $6,094,224 compared to cash provided of $6,228,105 the nine months ended September 30, 2021. Development of real estate and other expenses were the main reason for the cash used in operating activities in 2022.

Cash Flows from Investing Activities

Cash flows used in investing activities in the nine months ended September 30, 2022 and 2021 include the purchase of properties and improvements for our rental business, as well as small expenditures for purchases of office computer equipment.

Cash Flows from Financing Activities

In the nine months ended September 30, 2022, the Company repaid $1,000,000 and subsequently borrowed $3,740,000 from a related party loan. In the nine months ended September 30, 2021, the Company repaid $690,035 of bank loan, distributed $1,398,250 in cash to the minority shareholder, borrowed $6,684,282 from a related party and obtained $68,502 from PPP loan.

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

In the three and nine months ended September 30, 2022, the COVID-19 pandemic did not have a material impact on our operations. However, the extent to which the COVID-19 pandemic may impact our business in the future will depend on developments which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate and the cost of materials.

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

In the first fifty of the 112 rental homes that were acquired, as part of our commitment to advancing smart and healthy sustainable living, we have installed Tesla PV solar panels and Powerwalls. We are reviewing plans to add solar panels and related technologies at the balance of the single-family rental homes, where feasible. In addition, we have added technologies at many of the single family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters and we continue to build and pursue strategic, technological partnerships that will assist us as we expand our real estate business to include building homes for rent and building homes for sale in the future.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

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

LIQUIDVALUE DEVELOPMENT INC.

November 4, 2022	By:	/s/ Fai H. Chan
Fai H. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

November 4, 2022	By:	/s/ Moe T. Chan
Moe T. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

November 4, 2022	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 4, 2022	By:	/s/ Alan W. L. Lui
Alan W. L. Lui Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

