Form 10-K
period 2022-12-31
LiquidValue Development Inc.
filed 2023-03-28
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2023, there were 704,043,324 shares outstanding of the registrant’s common stock, $0.001 par value.

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

For the Year Ended December 31, 2022

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

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project is currently in the engineering and design phase to achieve final record plat.

During 2021 and 2022, the Company purchased 112 homes in Texas from builders in different communities for our rental business. This rental business was under one of the Company’s subsidiaries, American Home REIT Inc. On December 9, 2022, Alset EHome entered into Stock Purchase Agreement with Alset International Limited and Alset Inc., pursuant to which Alset EHome agreed to sell all shares of American Home REIT Inc. to Alset Inc. For further details on this transaction, refer to Note 5 to Company’s Financial Statements – Related Party Transactions and Note 7 – Discontinued Operations.

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

As of December 31, 2022, we had total assets of $52,703,365 and total liabilities of $30,289,784. Total assets as of December 31, 2021 were $48,180,107 and total liabilities were $23,278,817.

Employees

At the present time, the Company has six full time employees. Much of our work is done by contractors retained for projects, and at the present time we have no part-time employees.

Compliance with Government Regulation

The development of our real estate projects will require the Company to comply with federal, state and local environmental regulations. In connection with this compliance, our real estate acquisition and development projects will require environmental studies. To date, the Company has spent approximately $71,431 on environmental studies and compliance. Such costs are reflected in construction progress costs in our financial statements.

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

In the years ended December 31, 2022 and 2021, the COVID-19 pandemic did not have a material impact on our operations. However, the extent to which the COVID-19 pandemic may impact our business in the future will depend on developments which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate and the cost of materials.

The COVID-19 pandemic could impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner.

In addition, the COVID-19 pandemic may adversely impact the timeliness of local government in granting required approvals. Accordingly, COVID-19 may cause the completion of important stages in our real estate projects to be delayed.

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

Impact on Staff

Most of our staff works out of our Bethesda, Maryland office. Some of our staff has shifted to mostly working from home since March 2020, but this has had minimal impact on our operations to date. The COVID-19 pandemic initially impacted the frequency with which our management would travel to the Black Oaks project, however, this is no longer the case. Limitations on the mobility of our management and staff, should they arise in the future, could slow down our ability to enter into new transactions and expand existing projects.

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

On July 20, 2018, Black Oak received $4,592,079 of district reimbursement for previous construction costs incurred in the land development. Of this amount, $1,650,000 remained on deposit in the District’s Capital Projects Fund for the benefit of Black Oak and to be released upon receipt of the evidence of the: (a) execution of a purchase agreement between Black Oak and a home builder with respect to the Black Oak development and (b) of the completion, finishing and making ready for home construction of at least 105 unfinished lots in the Black Oak development. After entering the purchase agreement with Houston LD, LLC, the above requirements were met. The amount of the deposit was released to the Company after presenting the invoices paid for land development.

On November 4, 2021, Black Oak received $750,000 reimbursement from Aqua Texas pursuant to a contractual agreement whereby Aqua is obligated to pay 150 CCM Black Oak $6,000 for each connection made to an individual single family home upon sale to the end customer.

On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.3 acre tract of land in Montgomery County, Texas. The Company’s strategic acquisition contiguous to the Black Oak project is intended to provide additional lot yield, potential additional amenities and/or a solar farm to support the Company’s sustainable, healthy living concept.

On October 28, 2022, 150 CCM Black Oak Ltd. (the “Seller”), entered into a Contract for Purchase and Sale and Escrow Instructions (the “Agreement”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of the Agreement, the Seller agreed to sell approximately 242 single-family detached residential lots in a residential community in the city of Magnolia, Texas, known as the “Lakes at Black Oak.” The parties agreed that the lots will be sold at a range of prices, and the Seller will also be entitled to receive a community enhancement fee for each lot sold. The Buyer was entitled to a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, the Buyer was entitled to decline to proceed with the closing of these transactions.

The aggregate purchase price and community enhancement fees were originally anticipated to be $12,881,000, with such purchase price to be adjusted accordingly, if the total number of lots increased or decreased prior to the closing of the transactions contemplated by the Agreement.

On November 28, 2022, the parties to the Agreement entered into an amendment to the Agreement (the “Amendment”). Pursuant to the Amendment, the Buyer will now proceed with the purchase of approximately 131 single-family detached residential lots, instead of 242 lots, and the anticipated purchase price has been reduced.

The closing of the transactions described in the Agreement depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. The estimated closing date for such transaction is the second quarter of 2023.

The Seller shall be required to develop and improve the property at the Seller’s cost pursuant to certain development plans and government regulations prior to the closings described above.

Recent Agreements to Sell Additional Lots

Agreement to Sell 110 Lots

On March 16, 2023, the Seller entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Rausch Coleman Homes Houston, LLC, a Texas limited liability company (“Rausch Coleman”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 110 single-family detached residential lots which comprise a section of the Lakes at Black Oak. The price of the lots and certain community enhancement fees the Seller will be entitled to receive are anticipated to equal an aggregate of $6,586,250.

The closing of the sale of these 110 lots depends on the satisfaction of certain conditions set forth in the Purchase and Sale Agreement. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Commencing on March 16, 2023, Rausch Coleman has a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Rausch Coleman may decline to proceed with the closing of these transactions.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Agreement to Sell 189 Lots

On March 17, 2023, the Seller entered into a Contract of Sale (the “Contract of Sale”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson Homes”). Pursuant to the terms of the Contract of Sale, the Seller has agreed to sell approximately 189 single-family detached residential lots comprising an additional section of the Lakes at Black Oak. The price of the lots and certain community enhancement fees the Seller will be entitled to receive are anticipated to equal an aggregate of $10,022,500.

The closing of the transactions described in the Contract of Sale depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Davidson Homes has agreed to purchase the lots in stages, comprising an initial closing of 94 lots, the remaining lots to be purchase on or before December 29, 2023. Commencing on March 17, 2023, Davidson Homes shall have a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Davidson Homes may decline to proceed with the closing of these transactions.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Potential Projects at Lakes at Black Oak and Alset Villas

At the present time, the Company is also considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Lakes at Black Oak and Alset Villas properties. The required time and expenses needed to complete the Lakes at Black Oak and Alset Villas projects will be influenced by the strategy, or mix of strategies, we utilize at each project.

Ballenger Run

The Company’s Ballenger Run project is nearly complete, as all lots have been sold and the Company is completing its final tasks related to the project.

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

SeD Maryland entered into a Project Development and Management Agreement for Ballenger Run with MacKenzie Development Company, LLC and Cavalier Development Group, LLC on February 25, 2015. MacKenzie Development Company, LLC assigned its rights and obligations to this agreement to Adams Aumiller Properties, LLC on September 9, 2017. Pursuant to this Project Development and Management Agreement, Adams Aumiller, LLC and Cavalier Development Group, LLC coordinated and managed the construction, financing, and development of Ballenger Run. SeD Maryland compensated Adams Aumiller LLC and Cavalier Development Group, LLC with a monthly aggregate fee of $14,667 until all single family and townhome lots were sold. The monthly aggregate fee was then adjusted to $11,000 which continued for approximately eight months to allow all close out items to be finished, including the release of guarantees and securities as required by government authorities. The Project Development and Management Agreement for Ballenger Run also required SeD Maryland to pay a fee of $1,200 and $500 for each single-family and townhome, respectively, sold to a third party. SeD Maryland also paid a fee of $50,000 after the sale of the parcel underlying the multi-family lots in August 2018.

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

Revenue from Ballenger Run was anticipated to come from three main sources:

●	The sale of 479 entitled and constructed residential lots to NVR;
●	The sale of the lot for the 210 entitled multi-family units; and
●	The sale of 479 front foot benefit assessments.

Expenses from Ballenger Run include, but are not limited to costs associated with land prices, closing costs, hard development costs, cost in lieu of construction, soft development costs and interest costs. The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phase of the Ballenger Run project will be $249,133. The expected completion date for the final phase of the Ballenger Run project is June of 2023.

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

This loan was to fund the development of the first 276 lots, the multi-family parcel and senior living parcel, the amenities associated with these phases, and certain road improvements. The Union Bank Revolving Loan was repaid in January 2019.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) which is comprised of: (1) a Note in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000, and (2) a letter of credit facility in an aggregate amount of up to $900,000 (the “L/C Facility”). The Note bears an interest rate of the one month LIBOR plus 375 basis points. Commissions on each letter of credit (“L/C”) are 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event L/C is drawn down. The Note is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Development Loan Agreement was secured by $2,600,000 collateral fund and a Deed of Trust issued to M&T Bank on the property owned by SeD Maryland. As of December 31, 2022 and 2021, the outstanding balance of the revolving loan was $0. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

There were five different types of Lot Purchase Agreements (“LPAs”), which were essentially the same except for the price and unit details for each type of lot. Under the LPAs, NVR was obligated to purchase 30 available lots per quarter. The LPAs provided several conditions related to preparation of the lots which had to be met so that a lot was made available for sale to NVR. SeD Maryland was to provide customary lot preparation including but not limited to survey, grading, utilities installation, paving, and other infrastructure and engineering. In the event NVR did not purchase the lots under the LPAs, SeD Maryland was entitled to keep the NVR deposit and terminate the LPAs. Should SeD Maryland breached the LPAs, it had to return the remainder of the NVR deposit that had not already been credited to NVR for any sales of lots under the LPAs and NVR was able to seek specific performance of the LPAs as well as any other rights available at law or in equity.

The sale of 13 model lots to NVR began in May of 2017. During the years ended on December 31, 2022 and 2021, NVR purchased 3 lots and 88 lots, respectively. Through December 31, 2022 and 2021, NVR had purchased a total of 479 and 476 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR required the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR were not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of December 31, 2022 and 2021, the accrued balance due to NVR was $189,475 and $188,125, respectively.

Sale of Lots for the Multi-family Units

In June 2016, SeD Maryland entered into a lot purchase agreement with Orchard Development Corporation relating to the sale of 210 multifamily units in the Ballenger Run Project for a total purchase price of $5,250,000, which closed on August 7, 2018.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This was a 30-year annual assessment allowed in Frederick County which required homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments became effective as homes were settled, at which time we could sell the collection rights to investors who paid an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices ranged from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment was approximately $1.8 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations had to be satisfied. Our performance obligation was completed once we completed the construction of water and sewer facilities and closed the lot sales with NVR, which inspected these water and sewer facilities prior to the close of lot sales to ensure all specifications were met. NVR’s performance obligation was to sell homes they build to homeowners. Our FFB revenue was recognized upon NVR’s sales of homes to homeowners. The agreement with these FFB investors was not subject to amendment by regulatory agencies and thus our revenue from FFB assessment was not either. During the years ended December 31, 2022 and 2021, we recognized revenue in the amounts of $126,737 and $289,375 from FFB assessments, respectively.

Wetland Impact Permit

The Ballenger Run project required a joint wetland impact permit, which requires the review of several state and federal agencies, including the U.S. Army Corps of Engineers and Maryland Department of the Environment. The permit was primarily required for Phase 3 of construction but it also affected a pedestrian trail at the Ballenger Run project and the multi-family sewer connection. The U.S. Army Corps of Engineers allowed us to proceed with construction on Phase 1 but required archeological testing. In November 2018, the archeological testing was completed with no further recommendations on Phase 1 of the project. The U.S. Army Corps of Engineers and Maryland Department of the Environment permits were issued in June 2019. A modification to the permit for a temporary stream crossing was also issued in October 2019 allowing for the commencement of construction on Phase 3.

K-6 Grade School Site

In connection with getting the necessary approvals for the Ballenger Project, we agreed to transfer thirty acres of land that abuts the development for the construction of a local K-6 grade school. We are not involved in the construction of such school.

Planned Alset Villas Project in Texas

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project is currently in the engineering and design phase to achieve final record plat.

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

Additional Information

The Company is subject to the information requirements of the Exchange Act, and, in accordance therewith, files annual, quarterly, and special reports, proxy statements and other information with the Commission. The Commission maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The periodic reports, proxy statements and other information that the Company files with the Commission are available for inspection on the Commission’s website free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Commission.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before making a decision to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, results of operations and financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. As a “smaller reporting company”, the Company is not required to provide the information required by this item, but below are the risk factors the Company believes investors should consider before purchasing any of the Company’s securities.

Risks Related to Our Company

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated, could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Co-Chief Executive Officers and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2022, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2022, we had a material weakness that relates to the relatively small number of staff. This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremedied by the company as of December 31, 2022, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

Fai H. Chan, one of our Co-Chief Executive Officers, is both an officer and director of Alset International, the entity which owns SeD Intelligent Home Inc., our majority shareholder. Fai H. Chan is also the Chairman and Chief Executive Officer of Alset Inc., a Nasdaq listed company that owns the majority of Alset International. Fai H. Chan is involved in a number of other projects other than our Company’s real estate business and will continue to be so involved. Moe T. Chan, our other Co-Chief Executive Officer, is both an officer and director of Alset International and will also be involved in projects other than our Company’s real estate business. Both of our Co-Chief Executive Officers have their primarily residences and business offices in Asia, and accordingly, there will be limits on how often they are able to visit the locations of our real estate projects. Similarly, our Co-Chief Financial Officers are both engaged in non-real estate activities of Alset International and Alset Inc., and only one of our Co-Chief Financial Officers resides and works in the United States (at an office located in Bethesda, MD).

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Black Oak

The Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development initially consisted of approximately 162 acres. On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.3 acre tract of land in Montgomery County. The Company’s strategic acquisition contiguous to the Black Oak project is intended to provide additional lot yield, potential additional amenities and/or a solar farm to support the Company’s sustainable, healthy living concept. Together with the additional tract of land there are approximately 550-600 lots to be platted for the Company’s future endeavors. This does not include the 124 lots sold to Rausch Coleman in Phase 1. 150 CCM Black Oak Ltd is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

Planned Alset Villas Project in Texas

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project is currently in the engineering and design phase to achieve final record plat.

Development of Properties

At the present time, the Company is considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Black Oak and Alset Villas properties.

Rental Properties

Recently, the Company expanded its real estate portfolio to single family rental houses. During 2021 and early 2022, the Company, through its subsidiaries, acquired 112 homes in Montgomery and Harris Counties, Texas.

In the first fifty three of the 112 rental homes that were acquired, as part of our commitment to advancing smart and healthy sustainable living, we installed Tesla PV solar panels and Powerwalls. In addition, we added technologies at many of the single family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters. We continue to build and pursue strategic, technological partnerships that will assist us in the future.

On December 9, 2022, Alset EHome entered into Stock Purchase Agreement with Alset International Limited and Alset Inc., pursuant to which Alset EHome agreed to sell all shares of American Home REIT Inc., the company holding all of the 112 rental properties, to Alset Inc. For further details on this transaction, refer to Note 5 to Company’s Financial Statements – Related Party Transactions and Note 7 – Discontinued Operations.

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

Holders

As of March 28, 2023, the Company had 53 shareholders.

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

Recent sales of unregistered securities; use of proceeds from registered securities

None.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2022.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Results of Operations

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year Ended
	December 31, 2022	December 31, 2021

Revenue	$665,291	$13,886,084
Cost of Revenue	$476,499	$11,339,715
General and Administrative Expenses	$1,395,415	$1,353,062
Other Expenses	$913,092	$149,758
Loss from Discontinued Operations	$367,994	$29,280
Net (Loss) Income	$(2,487,709)	$922,353

Revenue

Revenue was $665,291 for the year ended December 31, 2022 as compared to $13,886,084 for the year ended December 31, 2021. The decrease in revenue is caused mainly by the decrease in property sales from the Ballenger project in 2021. In the year ended December 31, 2022 the last three homes in Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $289,375 in the year ended December 31, 2021 to $126,737 in year ended December 31, 2022. The decrease is a result of the decreased sale of properties to homebuyers in 2022.

Operating Expenses

All cost of revenue in the years ended on December 31, 2022 and 2021 came from our Ballenger project. The gross margin for Ballenger project in years ended December 31, 2022 and 2021 was approximately 31% and 18%, respectively.

General and Administrative Expenses

The general and administrative expenses increased from $1,353,062 for the year ended December 31, 2021 to $1,395,415 for the year ended December 31, 2022 due to increase in professional fees.

Other Expenses

In the year ended December 31, 2022, the Company had other expense of $913,092 compared to other expense of $149,758 in the year ended December 31, 2021. The increase in other expenses was caused by increase in interest expenses.

Loss from Discontinued Operations

In the years ended December 31, 2022 and 2021, the discontinued operation loss from American Home REIT Inc. was $367,994 and $29,280, respectively.

Net Income (Loss)

The Company had a net income of $922,353 for the year ended December 31, 2021 and a net loss of $2,487,709 for the year ended on December 31, 2022. The increase in net loss was caused by decrease in revenues and increase in interest expense. The Company expects the revenue to increase as we successfully sell lots to national and regional builders in our Black Oak project as well as expand to build houses for rent.

Liquidity and Capital Resources

Our real estate assets have increased to $23,970,911 as of December 31, 2022 from $15,214,680 as of December 31, 2021. This increase primarily reflects the capitalization of the costs related to construction in progress. Our liabilities increased from $23,278,817 at December 31, 2021 to $30,289,784 at December 31, 2022. Our total assets have increased to $52,703,365 as of December 31, 2022 from $48,180,107 as of December 31, 2021.

As of December 31, 2022, we had cash in the amount of $1,034,611, compared to $2,857,995 as of December 31, 2021.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of December 31, 2022 and 2021, the revolver loan balance was $0.

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

The management believes that the available cash in bank accounts, favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021

Net Cash (Used in) Provided by Operating Activities	$(10,082,104)	$8,346,384
Net Cash Used in Investing Activities	$(1,493,137)	$(25,366,119)
Net Cash Provided by Financing Activities	$6,650,000	$16,371,217
Net Change in Cash	$(4,925,241)	$(648,518)
Cash and restricted cash at beginning of the year	$7,455,729	$8,104,247
Cash and restricted cash at end of the year	$2,530,488	$7,455,729

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets which we plan to sell, such as land purchased for development and resale, and costs related to construction, which are capitalized in the book. In 2022, cash used in operating activities was $10,082,104 compared to cash provided of $8,346,384 in 2021. The Company’s development costs increased in 2022, contributing to increased cash used in operating activities in that period.

Cash Flows from Investing Activities

Cash flows used in investing activities in 2022 include the purchase of properties and building improvements for our rental business, which is now a part of discontinued operations, as well as small expenditures for purchases of office computer equipment.

Cash Flows from Financing Activities

In 2021 the Company borrowed $68,502 from PPP loan and $19,531,734 from related party. In the same period, SeD Maryland Development distributed $2,549,750 in cash to the minority shareholder and Alset EHome repaid $679,269 of M&T loan. In 2022 the Company borrowed $7,650,000 from related party and at the same time repaid $1,000,000 of related party loan.

Going Concern

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a going concern due to the fact that the Company has incurred net operating losses of $10,907,442 from inception though the year ended December 31, 2022 and has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to be performed at certain times of year. This may impact the expenses of Alset EHome from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

Revenue Recognition and Cost of Revenue

Land Development Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption did not have a material effect on our financial statements.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which was most of the revenue of the Company in 2021, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the years ended December 31, 2022 and 2021, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December 31, 2022 and 2021, we recognized revenue of $126,737 and $289,375 from FFB assessment, respectively.

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

See following chart for details of the capitalized construction costs of Ballenger and Black Oak projects as of December 31, 2022 and 2021:

	As of December 31, 2022
	Ballenger Run	Black Oak	Brandy Villas	Total
	($)	($)	($)	($)
Hard Construction Costs	29,253,317	10,960,927	-	40,214,245
Engineering	3,632,588	3,306,281	194,510	7,133,379
Consultation	340,528	121,698	16,950	479,176
Project Management	4,335,183	2,702,175	-	7,037,359
Legal	375,672	256,693	-	632,365
Taxes	1,325,086	1,204,186	43,770	2,573,042
Other Services	627,487	47,276	-	674,763
Impairment Reserve	-	(5,920,599)	-	(5,920,599)
Construction - Sold Lots	(39,889,863)	(1,364,805)	-	(41,254,668)
Total	$0	$11,313,832	$255,230	$11,569,062

Capitalized Finance Costs				$4,047,195

Construction in Progress				$15,616,257

	As of December 31, 2021
	Ballenger Run	Black Oak	Total
	($)	($)	($)
Hard Construction Costs	29,244,223	3,126,907	32,371,130
Engineering	3,626,928	2,852,710	6,479,638
Consultation	340,528	109,826	450,354
Project Management	4,285,533	2,597,175	6,882,709
Legal	375,585	237,970	613,554
Taxes	1,326,734	985,440	2,312,174
Other Services	605,657	33,791	639,448
Impairment Reserve	-	(5,920,599)	(5,920,599)
Construction - Sold Lots	(39,805,188)	(1,364,805)	(41,169,993)
Total	$0	$2,658,415	$2,658,415

Capitalized Finance Costs			$4,066,259
Construction in Progress			$6,724,674

As of December 31, 2022 and 2021, total capitalized finance related costs were $4,047,195 and $4,066,259, respectively.

The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be $249,133. The expected completion date for the final phases of the Ballenger Run project is June of 2023.

The required time and expenses needed to complete the Black Oak and Alset Villas projects will be impacted by the strategy, or mix of strategies, we utilize at each project.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, Impairment Testing: Long- Lived Assets classified as held and used, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The Company did not record impairment on any of its projects during the years ended on December 31, 2022 and 2021.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended December 31, 2022 and 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

LiquidValue Development Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LiquidValue Development Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LiquidValue Development Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s significant accumulated operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions, and management’s plans regarding those matters, are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Real Estate Assets

Critical Audit Matter Description

As discussed in Note 1 to the consolidated financial statements, the real estate assets as of December 31, 2022 and December 31, 2021, aggregated to $49.8 million and $40.0 million, respectively. Real estate assets consist of residential properties, which are included in assets held for sale – discontinued operations;, construction in progress; land held for development; and other properties. The Company reviews each real estate asset on an annual basis or whenever indicators of impairment exist. Indicators of impairment include, but are not limited to, significant decreases in local land and building market values and selling prices of comparable land and buildings, significant decreases in gross margins or sales absorption rates, costs significantly in excess of budget and actual or projected cash flow losses. If there are indicators of impairment, the Company will perform a fair value-based impairment analysis to determine if the asset is impaired.

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

We involved a specialist to assist in assessing the reasonableness of the underlying methods and assumptions used by the Company in performing necessary fair-value estimates for the real estate assets, and assessing the reasonableness of the comparable sales data or other market data driving cash flow assumptions of real estate assets used in the Company’s fair value analyses.

Discontinued Operations and Assets and Liabilities Held for Sale

Critical Audit Matter Description

As discussed in Note 7 to the consolidated financial statements, on December 9, 2022, Alset EHome Inc. (Alset EHome), a subsidiary of the Company, entered into a stock purchase agreement with related parties, Alset International Limited (“Alset International”) and Alset Inc., pursuant to which Alset Inc. agreed to purchase all of the outstanding shares of American Home REIT Inc., a wholly owned subsidiary of Alset EHome. American Home REIT Inc. is the owner of 112 rental homes. Alset EHome is a majority-owned, indirect subsidiary of Alset International, while Alset International is a majority-owned, indirect subsidiary of Alset Inc. The sale closed in January 2023, subsequent to year-end.

We identified the classification, presentation, and disclosure of this transaction as a critical audit matter. Specifically, the Company’s classification of the assets and liabilities owned by American Home REIT Inc. as assets and liabilities held for sale, as well as the classification of the operating activities of American Home REIT Inc. as discontinued operations.

How the Critical Audit Matter Was Addressed in the Audit

To test management’s assertions with respect to held for sale and discontinued operations classification, we read the stock purchase agreement to gain an understanding of the transaction details. We then tested management’s assertion that the disposal of American Home REIT Inc. was properly classified as a discontinued operation in accordance with ASC 205-20, Discontinued Operations.

A disposal of a component of an entity or a group of components of an entity should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs:: 1) the component of an entity meets the initial criteria to be classified as held for sale, 2) the component of an entity is disposed of by sale or is disposed of other than by sale (for example, by abandonment or in distribution to owners in a spinoff), and 3) the disposal of a the component represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

In evaluating the classification of the American Home REIT assets as held for sale and operating activities as discontinued operations we considered the three criteria listed above, by performing the following procedures:

1)	Discussed the sale of the component with management and read the terms of the stock purchase agreement and agreed with management’s determination that American Home REIT Inc. was properly classified as held for sale;
2)	Obtained the stock purchase agreement and the closing documents noting that American Home REIT Inc. was sold in January 2023, subsequent to year-end; and
3)	Discussed with management the strategic business purpose behind the transaction, noting that the sale of American Home REIT Inc. represents a significant strategic shift in the company’s business practices and materially impacts the Company’s operations and financial results.

GRASSI & CO., CPAs, PC

We have served as the Company’s auditor since 2022.

Jericho, New York March 28, 2023

LiquidValue Development Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

Assets:
Real Estate
Construction in Progress	15,616,257	6,724,674
Land Held for Development	7,943,126	8,068,624
Other Properties	411,528	421,382
	23,970,911	15,214,680

Cash	1,034,611	2,857,995
Restricted Cash	309,219	4,399,984
Accounts Receivable	-	37,103
Other Receivable	143,574	136,350
Related Party Receivable	-	26,565
Prepaid Expenses	8,032	151,659
Fixed Assets, Net	4,629	4,945
Deposits	23,603	23,603
Operating Lease Right-Of-Use Asset	108,950	191,979
Assets held for sale - discontinued operations	27,099,836	25,135,244
Total Assets	$52,703,365	$48,180,107

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$1,240,347	$2,745,719
Accrued Interest - Related Parties	1,383,019	228,557
Builder Deposits	-	31,553
Operating Lease Liability	110,431	199,483
Note Payable, net of discount	-	68,502
Note Payable - Related Parties	26,443,055	19,918,382
Liabilities held for sale - discontinued operations	1,112,932	86,621
Total Liabilities	30,289,784	23,278,817

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at December 31, 2022 and December 31, 2021	704,043	704,043
Additional Paid in Capital	32,542,720	32,542,720
Accumulated Deficit	(10,907,442)	(8,397,009)
Total LiquidValue Development Inc. Stockholders’ Equity	22,339,321	24,849,754
Non-controlling Interests	74,260	51,536
Total Stockholders’ Equity	22,413,581	24,901,290
Total Liabilities and Stockholders’ Equity	$52,703,365	$48,180,107

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
Revenue
Property	665,291	13,886,084
	665,291	13,886,084
Operating Expenses
Cost of Revenue	476,499	11,339,715
General and Administrative	1,395,415	1,353,062
Total Operating Expenses	1,871,914	12,692,777

Loss (Income) From Operations	(1,206,623)	1,193,307

Other Income & Expense
Interest Expense, net	(1,028,934)	(153,900)
Other Income	115,842	4,142
Total Other Expense	(913,092)	(149,758)

Net (Loss) Income from Continuing Operations Before Income Taxes	(2,119,715)	1,043,549

Income Tax Expense	-	91,916

Net (Loss) Income from Continuing Operations	(2,119,715)	951,633

Loss from Discontinued Operations, Net of Tax	(367,994)	(29,280)

Net (Loss) Income	(2,487,709)	922,353

Net Income Attributable to Non-controlling Interests	22,724	686,495

Net (Loss) Income Attributable to Common Stockholders	$(2,510,433)	$235,858

Net (Loss) Income Per Share - Basic and Diluted
Continuing Operations	$(0.00)	$0.00
Discontinued Operations	$(0.00)	$(0.00)
Net (Loss) Income per Share	$(0.00)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the Years Ended on December 31, 2022 and 2021

	Common Stock				Total LiquidValue
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Development Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2021	704,043,324	$704,043	$32,542,720	(8,632,867)	24,613,896	$1,914,791	$26,528,687

Distribution to Non-Controlling Stockholder	-	$-	$-	-	-	$(2,549,750)	$(2,549,750)

Net Income	-	-	-	235,858	235,858	686,495	922,353

Balance at December 31, 2021	704,043,324	$704,043	$32,542,720	(8,397,009)	24,849,754	$51,536	$24,901,290

Net (Loss) Income	-	-	-	(2,510,433)	(2,510,433)	22,724	(2,487,709)

Balance at December 31, 2022	704,043,324	$704,043	$32,542,720	(10,907,442)	22,339,321	$74,260	$22,413,581

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	2022	2021

Cash Flows from Operating Activities
Net (Loss) Income	$(2,119,715)	$951,633
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	13,643	2,830
Amortization of Right -Of- Use Asset	82,541	62,578
PPP Loan Forgiveness	(68,502)	-
Amortization of Debt Discount	-	42,907
Changes in Operating Assets and Liabilities
Real Estate Development	(8,766,476)	5,822,939
Accounts Receivable	37,103	46,922
Related Party Receivable	26,565	(26,565)
Prepaid Expenses	144,115	(187,239)
Other Receivable	(7,224)	171,531
Accounts Payable and Accrued Expenses	(1,505,372)	2,181,877
Accrued Interest - Related Parties	1,029,136	504,588
Operating Lease Liability	(89,052)	(57,445)
Builder Deposits	(31,553)	(1,230,783)
Net Cash (Used in) Provided by Continuing Operating Activities	(11,254,791)	8,285,773
Net Cash Provided by Discontinued Operating Activities	1,172,687	60,611
Net Cash (Used in) Provided by Operating Activities	(10,082,104)	8,346,384

Cash Flows from Investing Activities
Purchase of Fixed Assets	(3,083)	(3,973)
Purchase of Real Estate Properties	-	(421,382)
Net Cash Used in Continuing Investing Activities	(3,083)	(425,355)
Net Cash Used in Discontinued Investing Activities	(1,490,054)	(24,940,764)
Net Cash Used in Investing Activities	(1,493,137)	(25,366,119)

Cash Flows from Financing Activities
Borrowing from PPP	-	68,502
Repayment to Note Payable	-	(679,269)
Distribution to Non-controlling Interest Shareholders	-	(2,549,750)
Borrowing from Notes Payable - Related Parties	7,650,000	19,531,734
Repayment to Notes Payable - Related Parties	(1,000,000)	-
Net Cash Provided by Continuing Financing Activities	6,650,000	16,371,217
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	6,650,000	16,371,217

Net Decrease in Cash and Restricted Cash	(4,925,241)	(648,518)
Cash and Restricted Cash - Beginning of Year	7,455,729	8,104,247
Cash and Restricted Cash - End of Year	$2,530,488	$7,455,729
Cash - Continuing Operation	1,034,611	2,857,995
Restricted Cash - Continuing Operation	309,219	4,399,984
Cash - Discontinued Operations	$1,186,658	$197,750
Total Cash and Restricted Cash	$2,530,488	$7,455,729

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$10,766
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of Operating Lease Right-Of-Use Asset and Liability	$-	$256,928

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

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

On December 9, 2022, Alset EHome entered into Stock Purchase Agreement with Alset International Limited and Alset Inc., pursuant to which Alset EHome agreed to sell all shares of American Home REIT Inc., the company holding all of the 112 rental properties, to Alset Inc. For further details on this transaction, refer to Note 5 to Company’s Financial Statements – Related Party Transactions and Note 7 – Discontinued Operations.

Going concern

To date, the Company has incurred operating losses since inception of $10,907,442. As a result, these conditions may raise substantial doubt regarding our ability to continue as a going concern twelve months from the date of issuance of our financial statements. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. The Company intends to continue to fund its business by its operations and advances from related parties as may be required. Funding the Company’s operations is our first priority, before repaying related party debtors. Therefore, available cash will be used to fund the Company’s operations before related party debtor repayments. At the same time management will concurrently work with the related party debtors on a plan to repay the related party loans, which are repayable on demand. The Company had obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment within the next twelve months from the date of issuance of our 2022 financial statements.

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2022	Attributable interest as of December 31, 2021
Alset EHome Inc.	Delaware	February 24, 2015	100%	100%
SeD USA, LLC	Delaware	August 20, 2014	100%	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%	100%
150 CCM Black Oak Ltd.	Texas	January 23, 2014	100%	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%	100%
SeD Texas Home, LLC	Delaware	June 16, 2015	100%	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%	100%
Alset Solar Inc.	Texas	September 21, 2020	80%	80%
American Home REIT Inc.	Maryland	September 30, 2020	100%	n/a
AHR Texas Two, LLC	Delaware	September 28, 2021	100%	n/a
AHR Black Oak One, LLC	Delaware	September 29, 2021	100%	n/a
AHR Texas Three, LLC	Delaware	December 21, 2021	100%	n/a

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interests.

As of December 31, 2022 and 2021, the aggregate noncontrolling interest was $74,260 and $51,536, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On December 31, 2022 and 2021 the Company adjusted $4,791,997 and $821,417 between building and land, respectively. During the year of 2022 and 2021, the Company adjusted depreciation expenses $197,609 and $0, respectively.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended December 31, 2022 or 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2022 and 2021.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund is required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account is specifically used for the payment of the loan from M&T Bank. The fund is required to remain in the escrow account for the loan payment until the loan agreement terminates. As of December 31, 2022 and 2021, the total balance of these two accounts was $309,219 and $4,399,984, respectively.

Accounts Receivable

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at December 31, 2022 and 2021.

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

The Company did not record impairment on any of its projects during the year ended on December 31, 2022, nor for the year ended December 31, 2021.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended on December 31, 2022 and 2021.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which earned majority of the revenue of the Company in 2021, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the year ended December 31, 2022 and 2021, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended on December 31, 2022 and 2021, we recognized revenue $126,737 and $289,375from FFB assessment, respectively.

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

●	Costof Rental Revenue

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

The Company’s tax returns for 2021, 2020 and 2019 remain open to examination.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company’s line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company doesn’t believe that ASU 2020-04 will have significant impact on its future consolidated financial statements.

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

2. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. On December 31, 2022 and 2021, uninsured cash balances were $1,354,302 and $6,137,775, respectively.

The Company had only two customers in the years ended December 31, 2022 and 2021 for its Ballenger project, NVR Inc. (“NVR”), a NYSE publicly listed US homebuilding and mortgage company, who is the only purchaser of 479 residential lots and Western Utility, the purchaser of the FFBs of Ballenger project. During the year ended December 31, 2022, the Company earned revenues from property sales from these two customers representing approximately 81% and 19%, respectively. During the year ended December 31, 2021, the Company earned revenues from property sales from these two customers representing approximately 97% and 3%, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken from the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On December 31, 2022 and 2021, there was $0 and $31,553 outstanding, respectively.

4. NOTES PAYABLE

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of December 31, 2022 and 2021, the outstanding balance of the revolving loan was $0. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

5. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

Alset EHome receives advances from SeD Home Limited (an affiliate of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2022 and 2021, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International)

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2022, the Company owed $26,443,055 of advance principal and $1,154,462 of accrued interest. On December 31, 2021, the Company owed $19,891,734 of advance principal and $144,588 of accrued interest.

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

The Company incurred expenses of $350,000 and $360,000 in the years ended December 31, 2022 and 2021, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In 2021, MacKenzie Equity Partners was paid a bonus payment of $120,000. In June, 2022, MacKenzie Equity Partners accrued an additional $50,000 bonus payment (as described above). On December 31, 2022 and 2021, the Company owed this related party $25,000 and $80,000, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company paid Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement had a term that ended December 31, 2021. Alset International provided the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the years ended December 31, 2022 and 2021 the Company incurred expense of $0 and $360,000, respectively, and owed this related party $720,000 as of December 31, 2022 and 2021. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owes the funds to Alset International.

Advance to Alset Inc.

The Company pays some operating expenses for Alset Inc., a related party under the common control of Mr. Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2022 and December 31, 2021, the balance of these advances was $0 and $26,566, respectively.

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

The Company did not authorize any distribution during the year ended December 31, 2022.

7. DISCONTINUED OPERATIONS

On December 9, 2022 Alset EHome Inc. (Alset EHome), a subsidiary of the Company, entered into stock purchase agreement with Alset International Limited (“Alset International”) and Alset Inc., pursuant to which Alset Inc. agreed to purchase all of the outstanding shares of American Home REIT Inc., a wholly owned subsidiary of Alset EHome. American Home REIT Inc. is the owner of 112 rental homes. Alset EHome is a majority-owned, indirect subsidiary of Alset International, while Alset International is a majority-owned, indirect subsidiary of Alset Inc. The purchase price of the transaction was established at $26,250,933. Pursuant to the stock purchase agreement the purchase price should be satisfied by (i) a cash payment from Alset Inc. to Alset EHome of $1,000,000 in immediate available funds; (ii) the offset of amount owned by Alset International to Alset Inc. in the amount of $13,900,000, and simultaneously Alset International will offset the same amount owed by Alset EHome to Alset International in an the same amount; and (iii) the issuance of the Promissory Note by Alset Inc. to Alset EHome in the amount of $11,350,933. The closing of this sale is subject to the approval of shareholders of Alset International.

Under ASU 2014-08, a disposal transaction meets the definition of a discontinued operation if all of the following criteria are met:

1.	The disposal group constitutes a component of an entity or a group of components of an entity.

2.	The component of an entity (or group of components of an entity) meets the held-for-sale classification criteria, is disposed of by sale, or is disposed of other than by sale (e.g., “by abandonment, in an exchange measured based on the recorded amount of the nonmonetary asset relinquished, or in a distribution to owners in a spinoff”).

3.	The disposal of a component of an entity (or group of components of an entity) “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results”.

American Home REIT Inc., is the owner of all rental properties of the Company’s rental business. The transaction described above is a disposal by sale and has a major effect on our financial results. Since it meets all of the test criteria set forth above, we have treated this disposal transaction as a discontinued operations in our financial statements.

The closing of this transaction was completed on January 13, 2023.

The composition of assets and liabilities included in discontinued operations are as follows:

	December 31,2022	December 31,2021
	($)	($)
Assets:
Real Estate
Land	$4,908,590	$9,470,950
Building and Improvements	21,933,889	15,469,814
	26,842,479	24,940,764
Less: Accumulated Depreciation	(973,257)	(120,511)
Total Real Estate	25,869,222	24,820,253

Cash	1,186,658	197,750
Accounts Receivable	34,744	10,200
Related Party Receivable	4,800	-
Prepaid Expenses	4,413	107,041
Total Assets	$27,099,037	$25,135,244

Liabilities:

Accounts Payable and Accrued Expenses	$1,112,932	$86,621
Total Liabilities	$1,112,932	$86,621

The aggregate financial results of discontinued operations were as follows:

	December 31, 2022	December 31, 2021

Rental Revenue	$1,810,011	$327,296

Expenses
General and Administrative	237,665	64,669
Cost of Revenues	1,087,471	171,396
Depreciation Expense	852,746	120,511

Total Operating Expenses	2,177,882	356,576

Loss From Operations	(367,871)	(29,280)

Bank Charges	123	-
Total Other Expense	123	-

Loss from Discontinued Operations	$(367,994)	$(29,280)

The cash flows attributable to the discontinued operations are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Operating	$1,172,688	$60,611
Investing	(1,490,054)	(24,940,764)
Financing	-	-
Net Change in Cash	$(317,366)	$(24,880,153)

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The lease for the Company’s Texas office is currently on a month-to-month basis, while lease of our Maryland expires on March 31, 2024. The monthly rental payments ranged between $2,335 and $8,143, respectively. Rent expense was $116,869 and $116,379 for the years ended December 31, 2022 and 2021, respectively. The below table summarizes future payments due under these leases as of December 31, 2022.

The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2022 was $108,950 and $110,431, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Year Ended December 31, 2022
Weighted Average Remaining Operating Lease Term (in years)	1.25

The below table summarizes future payments due under these leases as of December 31, 2022.

For the Years Ended December 31:

2023	$95,104
2024	24,430
Total Minimum Lease Payments	$119,534
Less: Effect of Discounting	(9,102)
Present Value of Future Minimum Lease Payments	110,431
Less: Current Obligation under Lease	88,032
Long-term Lease Obligation	$22,399

Lot Sale Agreements

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During years ended December 31, 2022 and 2021, NVR has purchased 3 and 88 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of December 31, 2022 and 2021, the accrued balance due to NVR was $189,475 and $188,125, respectively.

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of December 31, 2022, the security deposits held in the trust account were $271,480. Security deposits are part of rental business which is a discontinued operation as of December 31, 2022.

Sale of lots

On October 28, 2022, 150 CCM Black Oak Ltd. (the “Seller”), entered into a Contract for Purchase and Sale and Escrow Instructions (the “Agreement”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of the Agreement, the Seller agreed to sell approximately 242 single-family detached residential lots in a residential community in the city of Magnolia, Texas, known as the “Lakes at Black Oak.” The parties agreed that the lots will be sold at a range of prices, and the Seller will also be entitled to receive a community enhancement fee for each lot sold. The Buyer was entitled to a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, the Buyer was entitled to decline to proceed with the closing of these transactions.

The aggregate purchase price and community enhancement fees were originally anticipated to be $12,881,000, with such purchase price to be adjusted accordingly, if the total number of lots increased or decreased prior to the closing of the transactions contemplated by the Agreement.

On November 28, 2022, the parties to the Agreement entered into an amendment to the Agreement (the “Amendment”). Pursuant to the Amendment, the Buyer will now proceed with the purchase of approximately 131 single-family detached residential lots, instead of 242 lots, and the anticipated purchase price has been reduced.

The closing of the transactions described in the Agreement depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. The estimated closing date for such transaction is the second quarter of 2023.

The Seller shall be required to develop and improve the property at the Seller’s cost pursuant to certain development plans and government regulations prior to the closings described above.

9. INCOME TAXES

The components of income tax expense and the effective tax rates for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Current:
Federal	$-	$45,736
State	-	46,180
Total Current	-	91,916
Deferred:
Federal	(498,408)	65,055
State	(145,288)	27,856
Total Deferred	(643,697)	92,911
Valuation Allowance	643,697	(92,911)
Total Income Tax Expense	$-	$91,916

Pre-tax Income (Loss) from Continuing Operations	(2,119,715)	1,043,549
Pre-tax Income (Loss) from Discontinuing Operations	(367,994)	(29,280)
Pre-tax Income (Loss)	$(2,487,709)	$1,014,269

Effective Income Tax Rate	0.0%	9.1%

A reconciliation of our income tax expense at federal statutory income tax rate of 21.0% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Tax at the Statutory Federal Rate	21.0%	21.0%
State Income Taxes, Net of Federal Income Taxes	0.0%	3.6%
Intercompany Management & Oversight Fees	0.0%	9.6%
Capitalized Construction Costs	1.0%	-28.8%
Minority Interest in Partnerships	0.2%	-7.2%
Deferred Finance Cost	-8.1%	23.5%
Miscellaneous Permanent Items	4.4%	-%
Valuation Allowance	-18.6%	-12.6%
Effective Income Tax Rate	0.0%	9.1%

Deferred tax assets (liabilities) consist of the following at December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Interest Income	$(6,304,175)	$(5,660,333)
Interest Expense	5,802,873	5,100,076
Depreciation and Amortization	(140,886)	(10,434)
Impairment	2,253,228	2,253,228
Accrued Expense	8,895	60,662
Partnership Gain (Loss)	13,175	13,175
Others	83,311	31,173
Net Operating Loss	714,822	-
Total Deferred Tax Asset before Valuation Allowance	2,431,244	1,787,547
Valuation Allowance	(2,431,244)	(1,787,547)
Net Deferred Tax Asset	$-	$-

As of December 31, 2022, the Company has Federal and Maryland State net operating loss carry-forwards of approximately $2,777,000 and $2,020,000, respectively. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2022, the valuation allowance decreased by $643,697.

As of December 31, 2022, total tax receivable is $143,574, including federal income tax receivable $111,351, and Maryland state income tax receivable $32,223. As of December 31, 2021, total tax receivable is $151,211, including federal income tax receivable $77,390, and Maryland state income tax receivable $73,821.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. We have substantially concluded all U.S. federal income tax and state tax matters through 2018. However, our federal tax returns for the years 2019 through 2021 remain open to examination. State tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

10. SUBSEQUENT EVENTS

On December 9, 2022, Alset EHome Inc., a subsidiary of the Company, entered into an agreement with Alset International Limited and Alset Inc. pursuant to which Alset EHome Inc. agreed to sell its subsidiary American Home REIT Inc., which owns 112 single-family rental homes, to Alset Inc. The closing of the transaction contemplated by this agreement was completed on January 13, 2023.

Recent Agreements to Sell Additional Lots

Agreement to Sell 110 Lots

On March 16, 2023, the Seller entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Rausch Coleman Homes Houston, LLC, a Texas limited liability company (“Rausch Coleman”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 110 single-family detached residential lots which comprise a section of the Lakes at Black Oak. The price of the lots and certain community enhancement fees the Seller will be entitled to receive are anticipated to equal an aggregate of $6,586,250.

The closing of the sale of these 110 lots depends on the satisfaction of certain conditions set forth in the Purchase and Sale Agreement. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Commencing on March 16, 2023, Rausch Coleman has a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Rausch Coleman may decline to proceed with the closing of these transactions.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Agreement to Sell 189 Lots

On March 17, 2023, the Seller entered into a Contract of Sale (the “Contract of Sale”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson Homes”). Pursuant to the terms of the Contract of Sale, the Seller has agreed to sell approximately 189 single-family detached residential lots comprising an additional section of the Lakes at Black Oak. The price of the lots and certain community enhancement fees the Seller will be entitled to receive are anticipated to equal an aggregate of $10,022,500.

The closing of the transactions described in the Contract of Sale depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Davidson Homes has agreed to purchase the lots in stages, comprising an initial closing of 94 lots, the remaining lots to be purchase on or before December 29, 2023. Commencing on March 17, 2023, Davidson Homes shall have a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Davidson Homes may decline to proceed with the closing of these transactions.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b), 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2022 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

Management’s Annual Report on Internal Control over Financial Reporting

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Item 9B. Other Information.

Recent Agreements to Sell Additional Lots

Agreement to Sell 110 Lots

On March 16, 2023, our subsidiary 150 CCM Black Oak Ltd. (the “Seller”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Rausch Coleman Homes Houston, LLC, a Texas limited liability company (“Rausch Coleman”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 110 single-family detached residential lots which comprise a section of the Lakes at Black Oak. The price of the lots and certain community enhancement fees the Seller will be entitled to receive are anticipated to equal an aggregate of $6,586,250.

The closing of the sale of these 110 lots depends on the satisfaction of certain conditions set forth in the Purchase and Sale Agreement. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Commencing on March 16, 2023, Rausch Coleman has a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Rausch Coleman may decline to proceed with the closing of these transactions.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Agreement to Sell 189 Lots

On March 17, 2023, the Seller entered into a Contract of Sale (the “Contract of Sale”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson Homes”). Pursuant to the terms of the Contract of Sale, the Seller has agreed to sell approximately 189 single-family detached residential lots comprising an additional section of the Lakes at Black Oak. The price of the lots and certain community enhancement fees the Seller will be entitled to receive are anticipated to equal an aggregate of $10,022,500.

The closing of the transactions described in the Contract of Sale depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Davidson Homes has agreed to purchase the lots in stages, comprising an initial closing of 94 lots, the remaining lots to be purchase on or before December 29, 2023. Commencing on March 17, 2023, Davidson Homes shall have a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Davidson Homes may decline to proceed with the closing of these transactions.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Fai H. Chan	78	Co-Chief Executive Officer and Chairman of the Board of Directors
Moe T. Chan	44	Co-Chief Executive Officer and Member of the Board of Directors
Charles MacKenzie	52	Member of the Board of Directors
Rongguo (Ronald) Wei	51	Co-Chief Financial Officer
Alan W. L. Lui	52	Co-Chief Financial Officer

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

Business Experience

Fai H. Chan. Mr. Chan has served as a member of our Board of Directors since January 2017 and has served as Co-Chief Executive Officer of the Company since December 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of that company since May of 2013. Since March, 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of Alset Inc., a Nasdaq listed company. Mr. Chan has served as the Chairman and Chief Executive Officer of Alset Capital Acquisition Corp., a Nasdaq listed company, since October 2021. Additionally, Mr. Chan has served as a member of the Board of Directors of Hapi Metaverse Inc. (formerly known as GigWorld Inc.), a technology company since October of 2014, as Executive Chairman since December 2017 and served as the Acting Chief Executive Officer of Hapi Metaverse Inc. from August 2018 until September 2019, having previously served as Chief Executive Officer from December of 2014 until June of 2017. He has served as an Executive Chairman of the Board of Directors of DSS, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board since March of 2019. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., an ASX listed company, since July 2013. Mr. Chan has served as a director of OptimumBank Holdings, Inc. and Optimum Bank since June 2018. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April of 2020.

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

Moe T. Chan. Moe Chan was appointed Co-Chief Executive Officer of our Company and a member of our Board of Directors in December 2017. Moe Chan also serves as the Co-Chief Executive Officer and Executive Director of Alset International. Moe Chan is responsible for Alset International’s international property development business (including serving as Co-Chief Executive Officer and a member of the Board of Alset EHome). Moe Chan has served as a director of DSS, Inc., a NYSE listed company, since September 2020. From April 2014 to June 2015 Moe Chan was the Chief Operating Officer of HKSE listed ZH International Holdings Limited (formerly known as Heng Fai Enterprises Limited) and was responsible for that company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, he was an executive director (from March 2006 to February 2014) and the Chief of Project Development (from April 2013 to February 2014) of Singapore Exchange Mainboard listed SingHaiyi Group Ltd, overseeing its property development projects. He was also a non-executive director of the Toronto Stock Exchange-listed RSI International Systems Inc., a hotel software company, from July 2007 to August 2016.

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

Charles MacKenzie. Mr. MacKenzie has served as a member of the Company’s Board of Directors since December 2017 and serves as the Chief Development Officer for SeD Development Management, a subsidiary of Alset EHome, since July of 2015. Mr. MacKenzie also has served as a member of the Board of Directors of Alset EHome since October of 2017 and as Chief Executive Officer – United States since April 2020. In December 2019 Mr. MacKenzie was appointed the Chief Development Officer of Alset Inc., a Nasdaq listed company. He was previously the Chief Development Officer for Inter- American Development (IAD), a subsidiary of Heng Fai Enterprises (now known as Zensun Enterprises Limited) from April of 2014 to June of 2015. Mr. MacKenzie was the Founder and President of MacKenzie Equity Partners, specializing in mixed-use real estate investments. Mr. MacKenzie focuses on acquisitions and development of residential and mixed-use projects within the United States. Mr. MacKenzie specializes in site selection, contract negotiations, marketing and feasibility analysis, construction and management oversight, building design and investor relations. Mr. MacKenzie has developed over 1,300 residential units inclusive of single-family homes, multi-family, and senior living dwellings totaling more than $110M and over 650,000 square feet of commercial valued at over $100M. Mr. MacKenzie received a BA and graduate degree from St. Lawrence University where he served on the Board of Trustees from 2003-2007.

Director Qualifications of Charles MacKenzie:

The board of directors appointed Charles MacKenzie in recognition of his extensive knowledge of real estate and ability to assist the Company in expanding its business.

Rongguo (Ronald) Wei. Mr. Wei has served as the Company’s Chief Financial Officer since March 2017. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. Mr. Wei has also served as Co-Chief Financial Officer of Alset Inc., a Nasdaq listed company, since March 2018 and has served as Chief Financial Officer of Alset Capital Acquisition Corp., a Nasdaq listed company, since October of 2021. As the Chief Financial Officer of our subsidiary SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting, and taxation activities for that company. Prior to joining SeD Development Management LLC in August of 2016, Mr. Wei worked for several different US multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August of 2014 to July of 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January of 2013 to June of 2014 and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Mr. Wei also worked as an equity analyst in Hong Yuan Securities, an investment bank, in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a certified public accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor degree from Beihang University. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 2017 until May 2017, and served as Chief Financial Officer of such company from February, 2017 to November, 2017.

Alan W. L. Lui. Mr. Lui has served as the Company’s Co-Chief Financial Officer since December 2017 and has served as the Co-Chief Financial Officer of Alset EHome since October of 2017. Mr. Lui has served as Chief Financial Officer of Hapi Metaverse Inc. (formerly known as GigWorld Inc.), a technology company since May 2016 and has served as a director of one of Hapi Metaverse’s subsidiaries since July of 2016. Mr. Lui has been Chief Financial Officer of Alset International, the Company’s majority shareholder since November 2016 and served as its Acting Chief Financial Officer since June 2016. Mr. Lui has served as an Executive Director of Alset International since July 2020. Since October of 2016, Mr. Lui has also served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company. He has also served as a director of LiquidValue Asset Management Pte Limited (formerly known as Hengfai Asset Management Pte. Ltd.), a Singapore fund management company, since April, 2018. Mr. Lui has also served a Co-Chief Financial Officer of Alset Inc., a Nasdaq listed company, since March, 2018. From June of 1997 through March of 2016, Mr. Lui served in various executive roles at ZH International Holdings Ltd. (a Hong Kong-listed company formerly known as Heng Fai Enterprises Ltd), including as Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. He also managed all financial forecasts and planning. Mr. Lui is a Certified Practicing Accountant in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

The board of directors has no audit, nominating or compensation committees.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2022.

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

In 2022, Mr. Wei was compensated by SeD Development Management LLC for his services to Alset EHome at a rate of $156,184 per year, excluding bonus. Mr. Wei has been compensated by SeD Development Management LLC since 2016. Mr. Wei was not paid by LiquidValue Development Inc. prior to its acquisition of Alset EHome. SeD Development Management LLC will continue to compensate Mr. Wei at the same rate, and he will perform services for LiquidValue Development Inc. as well as its subsidiary Alset EHome.

A company controlled by Mr. MacKenzie was paid consulting fees of approximately $25,000 per month (and $50,000 additional bonus in 2022) in 2022, which includes payment for his services to Alset EHome and its subsidiaries.

Fai H. Chan is compensated by Alset International, where he serves as Chief Executive Officer. He is also compensated by Alset Inc., which owns the majority of Alset International. Alan Lui is employed and compensated by Alset International. Moe T. Chan is also employed and compensated by Alset International. Moe T. Chan is also compensated by Alset Inc.  As part of their duties as officers or consultants of Alset International, each of these three individuals works on a number of matters for Alset International, including devoting various amounts of time to the management of Alset International’s various subsidiaries and divisions, such as LiquidValue Development and Alset EHome. The amount of time each of these individuals spends on matters related to LiquidValue Development and Alset EHome has varied greatly based on the Company’s needs, and no definite statement may be made as to what percentage of these three individuals’ time has been spent or will be spent in the future on matters related to LiquidValue Development and Alset EHome. LiquidValue Development and Alset EHome and its subsidiaries do not compensate these three individuals for their services. On December 29, 2020, the Company entered into a Management Services Agreement with Alset International, pursuant to which the Company agreed to pay Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021.

In connection with the acquisition of Alset EHome by LiquidValue Development Inc., LiquidValue Development Inc. and its subsidiaries intend to enter into revised compensation agreements with officers, directors and certain employees in the immediate future.

The table below summarizes all compensation awarded to, earned by, or paid to LiquidValue Development Inc.’s named executive officer for all services rendered in all capacities to us for the period from January 1, 2021 through December 31, 2022.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	deferred Comp	All Other
Name and Principal Position (1)	Year	Salary	Bonus	Awards	Awards	Comp	Earnings	Comp		Total

Fai H. Chan (2)	2022
Chairman of the Board and Co-Chief Executive Officer	2021

Moe T. Chan (2)	2022
Director and Co-Chief Executive Officer	2021

Rongguo (Ronald) Wei	2022	$156,184								$156,184
Co-Chief Financial Officer	2021	$136,184	86,092							$222,276

Alan W. L. Lui (2)	2022
Co-Chief Financial Officer	2021

Charles MacKenzie	2022							$350,000	(3)	$350,000	(3)
Director	2021							$360,000	(3)	$360,000	(3)

(1)	Effective as of December 29, 2017, Fai H. Chan was appointed as our Chairman and Co-Chief Executive Officer; Moe T. Chan was appointed as a member of our Board and as Co-Chief Executive Officer; Rongguo (Ronald) Wei and Alan W. L. Lui were appointed as our Co-Chief Financial Officers; and Charles MacKenzie joined the Company’s Board of Directors.

(2)	Alset International compensates Fai H. Chan, Moe T. Chan and Alan W. L. Lui for their services to a number of divisions and subsidiaries of Alset International. Each of these three individuals works on a number of matters for Alset International, including devoting various amounts of time to matters related to LiquidValue Development Inc. LiquidValue Development Inc. does not compensate these individuals but on December 29, 2020, the Company entered into a Management Services Agreement with Alset International, pursuant to which the Company paid Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and paid Alset International $30,000 per month for services provided in 2021.

(3)	A company controlled by Mr. MacKenzie was paid total consulting fees of $360,000 in 2021 and $350,000 in 2022 by Alset EHome.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of December 31, 2022, and as of March 28, 2023, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address (2)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)

Fai H. Chan (3)	704,015,730	99.99%
Moe T. Chan	0	0.00%
Charles MacKenzie	0	0.00%
Rongguo (Ronald) Wei	0	0.00%
Alan W. L. Lui	0	0.00%
All Directors and Officers (6 individuals)	704,015,730	99.99%
Alset International Limited (3)	704,015,730	99.99%
SeD Intelligent Home, Inc. (3)	704,015,730	99.99%

(1)	Based upon 704,043,324 outstanding common shares as of December 31, 2022 and March 28, 2023.

(2)	The mailing address for each individual and entity set forth above is c/o LiquidValue Development Inc., 4800 Montgomery Lane, Suite 210, MD 20814.

(3)	Fai H. Chan may be deemed to be the beneficial owner of those 704,015,730 shares held by Alset International Limited’s wholly-owned subsidiary SeD Intelligent Home, Inc. Mr. Chan is the Chairman and Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited and the Chairman and Chief Executive Officer of Alset Inc., a Nasdaq listed company. The majority of Alset International Limited is owned by a wholly-owned subsidiary of Alset Inc. Mr. Chan is the largest shareholder of Alset Inc. both directly and through HFE Holdings Limited, a holding company owned by Mr. Chan.

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

Transactions with Related Persons, Promoters, and Certain Control Persons

Loan from SeD Home Limited

Alset EHome receives advances from SeD Home Limited (an affiliate of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2022 and 2021, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International)

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2022, the Company owed $26,443,055 of advance principal and $1,154,462 of accrued interest. On December 31, 2021, the Company owed $19,891,734 of advance principal and $144,588 of accrued interest.

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

The Company incurred expenses of $350,000 and $360,000 in the years ended December 31, 2022 and 2021, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In 2021, MacKenzie Equity Partners was paid a bonus payment of $120,000. In June, 2022, MacKenzie Equity Partners accrued an additional $50,000 bonus payment (as described above). On December 31, 2022 and 2021, the Company owed this related party $25,000 and $80,000, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company paid Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement had a term that ended December 31, 2021. Alset International provided the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the years ended December 31, 2022 and 2021 the Company incurred expense of $0 and $360,000, respectively, and owed this related party $720,000 as of December 31, 2022 and 2021. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owes the funds to Alset International.

Advance to Alset Inc.

The Company pays some operating expenses for Alset Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2022 and December 31, 2021, the balance of these advances was $0 and $26,566, respectively.

Sale of American Home REIT Inc.

On December 9, 2022, Alset EHome Inc., a subsidiary of the Company, entered into an agreement with Alset International Limited and Alset Inc. pursuant to which Alset EHome Inc. agreed to sell its subsidiary American Home REIT Inc. (“AHR”), which owns 112 single-family rental homes, to Alset Inc. The closing of the transaction contemplated by this agreement was completed on January 13, 2023.

Alset EHome Inc. sold AHR for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The closing of this transaction was approved by the stockholders of Alset International Limited.

Alset Inc. owns 85.4% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of the Company. Certain members of the Company’s Board of Directors and management are also members of the Board of Directors and management of each of Alset International Limited and Alset Inc. Chan Heng Fai, the Chairman, Chief Executive Officer and majority stockholder of Alset Inc., is also the Chairman and Chief Executive Officer of both the Company and Alset International Limited; Chan Tung Moe is the Co-Chief Executive Officer and a member of the Board of Directors of Alset Inc., Alset International Limited and the Company; and Charles MacKenzie, a director of the Company, is also an officer of Alset Inc.

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2022 and December 31, 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Audit Fees	$100,181	$62,858
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$100,181	$62,858

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2022 and December 31, 2021 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2022 and December 31, 2021.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets as of December 31, 2022 and December 31, 2021

Statements of Operations for the twelve months ended December 31, 2022 and December 31, 2021

Statements of Stockholders’ Equity (Deficit) for the period December 31, 2021 through December 31, 2022

Statements of Cash Flows for the twelve months ended December 31, 2022 and December 31, 2021

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description

2.1	Acquisition Agreement and Plan of Merger dated December 29, 2017 by and among SeD Intelligent Home Inc., SeD Acquisition Corp., SeD Home International, Inc. and SeD Home Inc. incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.
3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.
3.3	Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.3 to Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 2, 2017.
3.4	Certificate of Incorporation of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.5	Bylaws of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.6	Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.
4.1	Description of Securities, incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022.
10.1	Consulting Agreement dated June 23, 2022, by and between SeD Development Management LLC and MacKenzie Equity Partners, LLC, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2022.
10.2	Loan Agreement, dated as of June 18, 2020, by and between SeD Home & REITs Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.
10.3	Management Services Agreement between LiquidValue Development Inc. and Alset International Limited, dated December 29, 2020 incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022
10.4*	Stock Purchase Agreement dated December 9, 2022, by and between Alset EHome Inc., Alset International Limited, and Alset Inc.
10.5*	Promissory Note dated December 9, 2022, by and between Alset Inc. and Alset EHome Inc.
10.6*(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of October 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC
10.7*(2)	First Amendment to Contract for Purchase and Sale and Escrow Instructions, dated as of November 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC
10.8*(1)(2)	Purchase and Sale Agreement, dated March 16, 2023, between 150 CCM Black Oak, LTD and Rausch Coleman Homes Houston, LLC.
10.9*(1)(2)	Contract of Sale, dated March 17, 2023, between 150 CCM Black Oak, LTD and Davidson Homes, LLC
21*	Subsidiaries of the Company.
31.1a*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

(1) Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(2) Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information. The Registrant agrees to furnish a copy of all omitted information to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiquidValue Development Inc.

Dated: March 28, 2023	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fai H. Chan	Co-Chief Executive Officer, Director	March 28, 2023
Fai H. Chan	(Principal Executive Officer)

/s/ Moe T. Chan	Co-Chief Executive Officer, Director	March 28, 2023
Moe T. Chan	(Principal Executive Officer)

/s/ Charley MacKenzie	Director	March 28, 2023
Charley MacKenzie

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	March 28, 2023
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan W. L. Lui	Co-Chief Financial Officer	March 28, 2023
Alan W. L. Lui	(Principal Financial Officer and Principal Accounting Officer)

