Form 10-Q
period 2023-03-31
LiquidValue Development Inc.
filed 2023-05-09
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 9, 2023, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022

Assets:
Real Estate
Construction in Progress	18,097,155	15,616,257
Land Held for Development	7,943,127	7,943,126
Other Properties	408,901	411,528
	26,449,183	23,970,911

Cash	628,918	1,034,611
Restricted Cash	309,295	309,219
Other Receivable	143,574	143,574
Promissory Note Receivable - Related Party	11,317,620	-
Prepaid Expenses	7,706	8,032
Fixed Assets, Net	3,895	4,629
Deposits	21,491	23,603
Operating Lease Right-Of-Use Asset, Net	86,637	108,950
Assets from Discontinued Operations	-	27,099,836
Total Assets	$38,968,319	$52,703,365

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$3,089,509	$1,240,347
Accrued Interest - Related Parties	1,553,855	1,383,019
Operating Lease Liability	88,423	110,431
Note Payable - Related Parties	11,943,055	26,443,055
Liabilities from Discontinued Operations	-	1,112,932
Total Liabilities	16,674,842	30,289,784

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at March 31, 2023 and December 31, 2022	704,043	704,043
Additional Paid in Capital	32,816,924	32,542,720
Accumulated Deficit	(11,300,640)	(10,907,442)
Total LiquidValue Development Inc. Stockholders’ Equity	22,220,327	22,339,321
Non-controlling Interests	73,150	74,260
Total Stockholders’ Equity	22,293,477	22,413,581
Total Liabilities and Stockholders’ Equity	$38,968,319	$52,703,365

See accompanying notes to unaudited condensed consolidated financial statements

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31 ,
	2023	2022

Revenue	-	616,917
	-	616,917
Operating Expenses
Cost of Revenue	-	462,528
General and Administrative	385,784	385,085
Total Operating Expenses	385,784	847,613

Loss from Operations	(385,784)	(230,696)

Other Income & Expense
Interest Income	172,486	-
Interest Expense	(170,835)	(234,244)
Total Other Income (Expense)	1,651	(234,244)

Net Loss from Continuing Operations Before Income Taxes	(384,133)	(464,940)

Income Tax Expense	-	-

Net Loss from Continuing Operations	(384,133)	(464,940)

Loss from Discontinued Operations, Net of Tax	(10,175)	(19,656)

Net Loss	(394,308)	(484,596)

Net (Loss) Income Attributable to Non-controlling Interests	(1,110)	20,992

Net Loss Attributable to Common Stockholders	$(393,198)	$(505,588)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)
Net Loss per Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to unaudited condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three-Months Periods ended March 31, 2023 and 2022

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Total LiquidValue Development Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity

Balance at January 1, 2023	704,043,324	$704,043	$32,542,720	(10,907,442)	22,339,321	$74,260	$22,413,581

Gain on Disposal of Subsidiary to Related Party	-	$-	$274,204	-	274,204	$-	$274,204

Net Loss	-	-	-	(393,198)	(393,198)	(1,110)	(394,308)

Balance at March 31, 2023	704,043,324	$704,043	$32,816,924	(11,300,640)	22,220,327	$73,150	$22,293,477

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Total LiquidValue Development Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	704,043,324	$704,043	$32,542,720	(8,397,009)	24,849,754	$51,536	$24,901,290

Net (Loss) Income	-	-	-	(505,588)	(505,588)	20,992	(484,596)

Balance at March 31, 2022	704,043,324	$704,043	$32,542,720	(8,902,597)	24,344,166	$72,528	$24,416,694

See accompanying notes to unaudited condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022

Cash Flows from Operating Activities
Net Loss	$(394,308)	$(464,940)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	3,361	788
Amortization of Right -Of- Use Asset	22,009	20,635
Changes in Operating Assets and Liabilities
Real Estate Development	(2,480,899)	(240,796)
Accounts Receivable	-	(27,855)
Related Party Receivable	-	11,134
Promissory Note Receivable - Related Party	(176,687)	-
Prepaid Expenses	630	124,627
Other Receivable	2,112	-
Accounts Payable and Accrued Expenses	1,849,162	(1,085,777)
Accrued Interest - Related Parties	170,836	234,341
Operating Lease Liability	(22,008)	(22,263)
Builder Deposits	-	(31,553)
Net Cash Used in Continuing Operating Activities	(1,025,792)	(1,481,659)
Net Cash Provided by Discontinued Operating Activities	10,175	59,834
Net Cash Used in Operating Activities	(1,015,617)	(1,421,825)

Cash Flows from Investing Activities
Purchase of Fixed Assets	-	(1,303)
Net Cash Used in Continuing Investing Activities	-	(1,303)
Net Cash Used in Discontinued Investing Activities	-	(722,817)
Net Cash Used in Investing Activities	-	(724,120)

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	610,000	-
Repayment to Notes Payable - Related Parties	-	(1,000,000)
Net Cash Provided by (Used in) Continuing Financing Activities	610,000	(1,000,000)
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	610,000	(1,000,000)

Net Decrease in Cash and Restricted Cash	(405,617)	(3,145,945)
Cash and Restricted Cash - Beginning of Period	1,343,830	7,455,729
Cash and Restricted Cash - End of Period	$938,213	$4,309,784
Cash - Continuing Operation	628,918	2,029,174
Restricted Cash - Continuing Operation	309,295	2,082,860
Cash - Discontinued Operations	$-	$197,750
Total Cash and Restricted Cash	$938,213	$4,309,784

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale of AHR to Related Party	$25,976,729	$-

See accompanying notes to unaudited condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LiquidValue Development Inc. (the “Company”), formerly known as SeD Intelligent Home Inc. and Homeownusa, was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company, acquired Alset EHome Inc. (“Alset EHome”) by reverse merger. Alset EHome, a Delaware corporation, was formed on February 24, 2015. Alset EHome is principally engaged in developing, selling, managing, and leasing residential properties in the United States at the current time and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Intelligent Home Inc., formerly known as SeD Home International, Inc., which is wholly-owned by Alset International Limited (“Alset International”), a multinational public company, listed on the Singapore Exchange Securities Trading Limited.

The Company’s current operations concentrate around land development projects, included in our only reporting segment – real estate. In determination of segments, the Company, together with its chief operating decision maker, who is also our CEO, considers factors that include the nature of business activities, allocation of resources and management structure.

The Company was also in the business of renting homes, however, on December 9, 2022, Alset EHome entered into a Stock Purchase Agreement with Alset International Limited and Alset Inc., pursuant to which Alset EHome agreed to sell all of the shares of American Home REIT Inc., the company holding all of the 112 rental properties, to Alset Inc. For further details on this transaction, refer to Note 5 to Company’s Financial Statements – Related Party Transactions and Note 7 – Discontinued Operations.

Going Concern

To date, the Company has incurred operating losses since inception of $11,300,640. As a result, these conditions may raise substantial doubt regarding our ability to continue as a going concern twelve months from the date of issuance of our financial statements. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. The Company intends to continue to fund its business through its operations and advances from related parties as may be required. Funding the Company’s operations is our first priority, before repaying related party debtors. Therefore, available cash will be used to fund the Company’s operations before related party debtor repayments. Concurrently, management will work with the related party debtors on a plan to repay the related party loans, which are repayable on demand. The Company has obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment within the year 2023.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024. In April 2023, the Company closed the sale of the first 131 lots. Funds from such sale were approximately $6.6 million.

The Company plans to continue its near-term focus on lot sales to regional and national builders. Funds from such lot sales will substantially improve the Company’s liquidity, strengthen its financial position and meet is working capital requirements.

The Company will continue its business model of being flexible to market conditions and thus will entertain further sales of finished lots to builders with the highest and best pricing based on market demand. Concurrently, it will evaluate acquiring new homes from regional and national builders to further the build-to-rent business model for income producing product in surrounding markets within Houston and Maryland markets.

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

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
Alset EHome Inc.	Delaware	February 24, 2015	100%
SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%
Alset Solar Inc.	Texas	September 21, 2020	80%
AHR Black Oak One, LLC	Delaware	September 29, 2021	100%
Robotic gHome Inc.	Texas	August 25, 2022	90%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interest.

As of March 31, 2023 and December 31, 2022, the aggregate non-controlling interest in Alset EHome Inc. was $73,150 and $74,260, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheets.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 filed on March 28, 2023. The Company assumes that the users of the interim financial information herein have read or have access to the audited consolidated financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The consolidated balance sheet at December 31, 2022 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2023.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On March 31, 2023 and December 31, 2022 the Company adjusted $0 and $4,791,997 between building and land, respectively. During the first three months of 2023 and 2022, the Company adjusted depreciation expenses $0 and $0, respectively.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended March 31, 2023 or March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds were required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account were specifically to be used for the payment of the loan from M&T Bank. The funds were required to remain in the escrow account for the loan payment until the loan agreement terminates. In May 2022 the funds from this escrow account were released and the account closed. As of March 31, 2023 and December 31, 2022, the total balance of these two accounts was $309,295 and $309,219, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at either March 31, 2023 or December 31, 2022.

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

The Company did not record impairment on any of its projects during the three months ended on March 31, 2023, nor for the three months ended March 31, 2022.

On October 28, 2022, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership and subsidiary of the Company, entered into a Contract for Purchase and Sale and Escrow Instructions (the “Agreement”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of the Agreement, the Seller agreed to sell approximately 242 single-family detached residential lots comprising a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” On November 28, 2022, the parties to the Agreement entered into an amendment to the Agreement (the “Amendment”). Pursuant to the Amendment, the parties agreed that the Buyer would purchase approximately 131 single-family detached residential lots, instead of 242 lots. This transaction closed on April 13, 2023.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the year ended on December 31, 2022. The Company disposed this business to related party on January 13, 2023. For further details on this transaction, refer to Note 5 to Company’s Financial Statements – Related Party Transactions and Note 7 – Discontinued Operations.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project, which were essentially all of the revenue of the Company in 2022, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the year ended December 31, 2022, the Company did not recognize any deferred revenue and collected all rents due. The Company disposed this business to related party on January 13, 2023. For further details on this transaction, refer to Note 5 to Company’s Financial Statements – Related Party Transactions and Note 7 – Discontinued Operations.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from the FFB assessment is not either. During the three months ended on March 31, 2023 and 2022, we recognized revenue of $0 and $77,012 from the FFB assessments, respectively.

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

Cost of rental revenue consists primarily of the costs associated with management and leasing fees to our management company, repairs and maintenance, depreciation and other related administrative costs. Utility expenses are paid directly by tenants. The Company disposed this business to related party on January 13, 2023. For further details on this transaction, refer to Note 5 to Company’s Financial Statements – Related Party Transactions and Note 7 – Discontinued Operations.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company’s line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2024. The Company does not believe that ASU 2020-04 will have significant impact on its future consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, “Revenue from Contracts with Customers”. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company has adopted these requirements, effective on the first day of year 2023. The application of the ASU 2021-08 has not had a material impact on our consolidated financial statements.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At March 31, 2023 and December 31, 2022, uninsured cash and restricted cash balances were $150,407 and $1,354,302, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On March 31, 2023 and December 31, 2022, there were $0 and $0 held on deposit, respectively.

4. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of March 31, 2023 and December 31, 2022, the outstanding balance of the revolving loan was $0. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

5. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited (an affiliate of Alset International) to fund development and operation costs. The advances bear interest of 10% and are payable on demand. As of March 31, 2023 and December 31, 2022, Alset EHome Inc. had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan from SeD Intelligent Home Inc.

The Company receives advances from SeD Intelligent Home, the owner of 99.99% of the Company. The advances bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On March 31, 2023, the Company owed $11,943,055 of advance principal and $1,325,298 of accrued interest. On December 31, 2022, the Company owed $26,443,055 of advance principal and $1,154,462 of accrued interest.

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

In addition, MacKenzie Equity Partners is to paid certain bonuses, including (i) a sum of $50,000 on June 30, 2022; (ii) a sum of $50,000 upon the successful financing of 100 homes owned by American Housing REIT Inc. with an entity not affiliated with SeD Development Management LLC (a subsidiary of the Company); and (iii) a sum of $50,000 upon the successful leasing of 30 homes in the Alset of Black Oak development.

The Company incurred expenses of $75,000 and $60,000 in the three months ended March 31, 2023 and 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In June, 2022, MacKenzie Equity Partners accrued $50,000 bonus payment (as described above). On March 31, 2023 and December 31, 2022, the Company owed this related party $25,000 and $25,000, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company paid Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement had a term that ended December 31, 2021. Alset International provided the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the three months ended March 31, 2023 and 2022 the Company incurred expense of $0 and $0, respectively, and owed this related party $720,000 as of March 31, 2023 and December 31, 2022. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owes the funds to Alset International.

Advances to Alset Inc.

The Company pays some operating expenses for Alset Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On March 31, 2023 and December 31, 2022, the balance of these advances was $4,088 and $0, respectively.

Sale of Rental Business

On December 9, 2022, Alset EHome Inc., a subsidiary of LiquidValue Development Inc. (the “Company”), entered into an agreement with Alset International Limited and Alset Inc. pursuant to which Alset EHome Inc. agreed to sell its subsidiary American Home REIT Inc. (“AHR”), which owns 112 single-family rental homes, to Alset Inc. The closing of the transaction contemplated by this agreement was completed on January 13, 2023.

Alset EHome Inc. sold AHR for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The closing of this transaction was approved by the stockholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The Company accrued $172,410 interest on note receivable from Alset Inc. on March 31, 2023.

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

6. STOCKHOLDERS’ EQUITY

As of March 31, 2023, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

The Company did not authorize any distribution during three months ended March 31, 2023 and three months ended March 31, 2022.

7. DISCONTINUED OPERATIONS

On December 9, 2022 Alset EHome Inc. (Alset EHome), a subsidiary of the Company, entered into stock purchase agreement with Alset International Limited (“Alset International”) and Alset Inc., pursuant to which Alset Inc. agreed to purchase all of the outstanding shares of American Home REIT Inc., a wholly owned subsidiary of Alset EHome. American Home REIT Inc. is the owner of 112 rental homes. Alset EHome is a majority-owned, indirect subsidiary of Alset International, while Alset International is a majority-owned, indirect subsidiary of Alset Inc. The purchase price of the transaction was established at $26,250,933. Pursuant to the stock purchase agreement the purchase price should be satisfied by (i) a cash payment from Alset Inc. to Alset EHome of $1,000,000 in immediate available funds; (ii) the offset of amount owned by Alset International to Alset Inc. in the amount of $13,900,000, and simultaneously Alset International will offset the same amount owed by Alset EHome to Alset International in an the same amount; and (iii) the issuance of the Promissory Note by Alset Inc. to Alset EHome in the amount of $11,350,933. The closing of this sale is subject to the approval of shareholders of Alset International. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The Company accrued $172,410 interest on note receivable from Alset Inc. on March 31, 2023.

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

The closing of this transaction was completed on January 13, 2023.

The composition of assets and liabilities included in discontinued operations are as follows:

	January 13, 2023	December 31, 2022
	($)	($)
Assets:
Real Estate
Land	$-	$4,908,590
Building and Improvements	-	21,933,889
	-	26,842,479
Less: Accumulated Depreciation	-	(973,257)
Total Real Estate	-	25,869,222

Cash	-	1,186,658
Accounts Receivable	-	34,743
Related Party Receivable	-	4,800
Prepaid Expenses	-	4,413
Total Assets	$-	$27,099,836

Liabilities:

Accounts Payable and Accrued Expenses	$-	$1,112,932
Total Liabilities	$-	$1,112,932

The aggregate financial results of discontinued operations were as follows:

	Period Ended January 13, 2023	Three Months Ended March 31, 2022

Rental Revenue	$81,767	$232,582

Expenses
General and Administrative	31,315	34,728
Cost of Revenues	31,506	76,785
Depreciation Expense	29,121	140,635

Total Operating Expenses	91,942	252,148

Loss From Operations	(10,175)	(19,566)

Bank Charges	-	90
Total Other Expense	-	90

Loss from Discontinued Operations	$(10,175)	$(19,656)

The cash flows attributable to the discontinued operations are as follows:

	Period Ended January 13, 2023	Three Months Ended March 31, 2022

Operating	$10,175	$59,834
Investing	-	(722,817)
Financing	-	-
Net Change in Cash	$10,175	$(662,983)

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The lease for the Company’s Texas office was terminated on January 31, 2023 while the lease of the Company’s Maryland office expires on December 31, 2024. The monthly rental payments range between $2,335 and $8,143, respectively. Rent expense was $26,111 and $30,145 for the three months ended March 31, 2023 and 2022, respectively. The below table summarizes future payments due under these leases as of March 31, 2023.

The balance of the operating lease right-of-use asset and operating lease liability as of March 31, 2023 was $86,637 and $88,423, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2022 was $108,950 and $110,431, respectively.

The below table summarizes future payments due under these leases as of March 31, 2023.

For the Years Ending March 31:

2024	95,758
Total Minimum Lease Payments	$95,758
Less: Effect of Discounting	(7,334)
Present Value of Future Minimum Lease Payments	88,423
Less: Current Obligation under Lease	88,423
Long-term Lease Obligation	$-

Lot Sale Agreements

●	Ballenger Project

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During the three months ended March 31, 2023 and 2022, NVR has purchased 0 and 3 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of March 31, 2023 and December 31, 2022, the accrued balance due to NVR was $189,475 and $189,475, respectively.

●	Black Oak Project

-	Agreement to Sell 110 Lots

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

The closing of the sale of these 110 lots depends on the satisfaction of certain conditions set forth in the Purchase and Sale Agreement. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Commencing on March 16, 2023, Rausch Coleman had a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Rausch Coleman was entitled to decline to proceed with the closing of these transactions. Rausch Coleman did not exercise its right to decline, and pursuant to the Purchase and Sale Agreement, has made an additional deposit in escrow. Through the date hereof, Rausch Coleman has deposited $957,250 in escrow.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

-	Agreement to Sell 189 Lots

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

The closing of the transactions described in the Contract of Sale depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Davidson Homes has agreed to purchase the lots in stages, comprising an initial closing of 94 lots, the remaining lots to be purchased on or before December 29, 2023. Commencing on March 17, 2023, Davidson Homes had a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Davidson Homes was entitled to decline to proceed with the closing of these transactions. Davidson Homes did not exercise its right to decline, and pursuant to the Contract of Sale, has made an additional deposit in escrow. Through the date hereof, Davidson Homes has deposited $1,425,000 in escrow.

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

9. SUBSEQUENT EVENTS

On April 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership and a wholly owned subsidiary of the Company, completed the sale of 131 single-family detached residential lots in a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak” to Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). The Seller has received total consideration of $6,615,500 from the Buyer. In addition, the Seller will be entitled to receive certain reimbursements in the year ended December 31, 2024.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022:

Revenue

Revenue was $0 for the three months ended March 31, 2023 as compared to $616,917 for the three months ended March 31, 2022. The decrease in revenue is caused by the decrease in property sales from the Ballenger project in 2023. In 2022 the last three homes in Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $77,012 in the three months ended March 31, 2022 to $0 in the three months ended March 31, 2023. The decrease is a result of the decreased sale of properties to homebuyers in 2022.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024. In April 2023, the Company closed the sale of the first 131 lots. Funds received from such sale were approximately $6.6 million.

The Company plans to continue its near-term focus on lot sales to regional and national builders. Funds from such lot sales will substantially improve the Company’s liquidity, strengthen its financial position and meet is working capital requirements.

Cost of Revenue

All cost of revenue in the three months ended on March 31, 2023 and 2022 came from our Ballenger project. The gross margin ratio for Ballenger project in first three months of 2023 and 2022 were approximately 0% and 25%, respectively. The decrease in cost of revenue and gross margin is caused by the decrease in property sales from the Ballenger project in 2023. In 2022 the last three homes in Ballenger Project were sold.

General and Administrative Expenses

General and administrative expenses increased minimally from $385,085 in the three months ended March 31, 2022 to $385,274 in the three months ended March 31, 2023.

Other Income (Expense)

In the three months ended March 31, 2023, the Company had other income of $1,651 compared to other expense of $234,244 in the three months ended March 31, 2022. The increase in other income was caused by increase in interest income from related party promissory note.

Loss from Discontinued Operations

In the three months ended March 31, 2023 and 2022, the discontinued operation loss from American Home REIT Inc. was $10,175 and $19,656, respectively.

Net Loss

In the three months ended March 31, 2023, the Company had net loss of $394,308 as compared to net loss of $484,596 in the three months ended March 31, 2022. The decrease in net loss was caused by increased interest income.

Liquidity and Capital Resources

Our real estate assets have increased to $26,449,183 as of March 31, 2023 from $23,970,911 as of December 31, 2022. This increase primarily reflects an increase in the capitalized costs related to the construction in progress recorded on the Black Oak project.

Our liabilities decreased from $30,289,784 at December 31, 2022 to $16,674,842 at March 31, 2023. Our total assets have decreased to $38,968,319 as of March 31, 2023 from $52,703,365 as of December 31, 2022.

As of March 31, 2023, we had cash of $628,918 and restricted cash of $309,295 compared to $1,034,611 and $309,219 as of December 31, 2022, respectively.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of March 31, 2023 and December 31, 2022, the revolver loan balance was $0.

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company applied to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. The PPP loan was forgiven in April, 2022

The future development timeline of Black Oak will be based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans we may secure from third party financial institutions, and government reimbursements which we may receive. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024. In April 2023, the Company closed the sale of the first 131 lots. Funds received from such sale were approximately $6.6 million.

The Company has obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment within the year 2023.

The management believes that the available cash in bank accounts and anticipated favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022

Net Cash Used in Operating Activities	$(1,015,617)	$(1,421,825)
Net Cash Used in Investing Activities	$-	$(724,120)
Net Cash Provided by (Used in) Financing Activities	$610,000	$(1,000,000)
Net Change in Cash	$(405,617)	$(3,145,945)
Cash and restricted cash at beginning of the period	$1,343,830	$7,455,729
Cash and restricted cash at end of the period	$938,213	$4,309,784

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book. In the three months ended March 31, 2023, cash used in operating activities was $1,015,617 compared to cash used of $1,421,825 the three months ended March 31, 2022. Development of real estate and other expenses were the main reason for the cash used in operating activities in 2023.

Cash Flows from Investing Activities

Cash flows used in investing activities in the three months ended March 31, 2022 include the purchase of properties and improvements for our discontinued operations, as well as small expenditures for purchases of office computer equipment.

Cash Flows from Financing Activities

In the three months ended March 31, 2023, the Company borrowed $610,000 from related parties. In the three months ended March 31, 2022, the Company repaid $1,000,000 of a related party loan.

Going Concern

We have included disclosures which discuss the matters which create substantial doubt as to whether we will be able to continue to operate as a going concern including the facts that the Company has incurred net operating losses of $11,300,640 from inception though March 31, 2023 and has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

In the three months ended March 31, 2023 and 2022, the COVID-19 pandemic did not have a material impact on our operations. However, the extent to which the COVID-19 pandemic may impact our business in the future will depend on developments which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate and the cost of materials.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The following documents are filed as a part of this report:

10.1	Stock Purchase Agreement dated December 9, 2022, by and between Alset EHome Inc., Alset International Limited, and Alset Inc., incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023.

10.2	Promissory Note dated December 9, 2022, by and between Alset Inc. and Alset EHome Inc., incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023.

10.3(1)(2)	Purchase and Sale Agreement, dated March 16, 2023, between 150 CCM Black Oak, LTD and Rausch Coleman Homes Houston, LLC, incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023.

10.4(1)(2)	Contract of Sale, dated March 17, 2023, between 150 CCM Black Oak, LTD and Davidson Homes, LLC, incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2023.

31.1a*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officers and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

LIQUIDVALUE DEVELOPMENT INC.

May 9, 2023	By:	/s/ Fai H. Chan
Fai H. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

May 9, 2023	By:	/s/ Moe T. Chan
Moe T. Chan Co-Chief Executive Officer and Director
(Principal Executive Officer)

May 9, 2023	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 9, 2023	By:	/s/ Alan W. L. Lui
Alan W. L. Lui Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

