Form 10-Q
period 2023-06-30
LiquidValue Development Inc.
filed 2023-08-10
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets:
Real Estate
Construction in Progress	4,887,570	15,616,257
Land Held for Development	3,395,701	7,943,126
Other Properties	406,274	411,528
	8,689,545	23,970,911

Cash	838,989	1,034,611
Restricted Cash	309,372	309,219
Other Receivable	143,321	143,574
Reimbursement Receivable	7,234,079	-
Promissory Note Receivable - Related Party	13,260,191	-
Prepaid Expenses	-	8,032
Fixed Assets, Net	3,228	4,629
Deposits	21,491	23,603
Operating Lease Right-Of-Use Asset, Net	66,893	108,950
Assets from Discontinued Operations	-	27,099,836
Total Assets	$30,567,109	$52,703,365

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$965,825	$1,240,347
Accrued Interest - Related Parties	228,557	1,383,019
Deferred Revenue	2,100	-
Security Deposit	2,100	-
Operating Lease Liability	66,414	110,431
Note Payable - Related Parties	-	26,443,055
Liabilities from Discontinued Operations	-	1,112,932
Total Liabilities	1,264,996	30,289,784

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at June 30, 2023 and December 31, 2022	704,043	704,043
Additional Paid in Capital	32,816,924	32,542,720
Accumulated Deficit	(4,290,232)	(10,907,442)
Total LiquidValue Development Inc. Stockholders’ Equity	29,230,735	22,339,321
Non-controlling Interests	71,378	74,260
Total Stockholders’ Equity	29,302,113	22,413,581
Total Liabilities and Stockholders’ Equity	$30,567,109	$52,703,365

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$18,190,950	$37,725	18,190,950	654,642
	18,190,950	37,725	18,190,950	654,642
Operating Expenses
Cost of Revenue	10,956,224	2,363	10,956,224	460,255
General and Administrative	501,296	389,041	887,080	778,763
Total Operating Expenses	11,457,520	391,404	11,843,304	1,239,018

Income (Loss) from Operations	6,733,430	(353,679)	6,347,646	(584,376)

Other Income and Expense
Interest Income	203,834	-	376,320	-
Interest Expense	(143,807)	(234,484)	(314,643)	(468,728)
Other Income	215,179	68,502	215,179	68,502
Total Other Income (Expense)	275,206	(165,982)	276,856	(400,226)

Net Income (Loss) from Continuing Operations Before Income Taxes	7,008,636	(519,661)	6,624,502	(984,602)

Income Tax Expense	-	-	-	-

Net Income (Loss) from Continuing Operations	7,008,636	(519,661)	6,624,502	(984,602)

Loss from Discontinued Operations, Net of Tax	-	(262,674)	(10,175)	(282,329)

Net Income (Loss)	7,008,636	(782,335)	6,614,327	(1,266,931)

Net (Loss) Income Attributable to Non-controlling Interests	(1,772)	4,497	(2,882)	25,489

Net Income (Loss) Attributable to Common Stockholders	$7,010,408	$(786,832)	$6,617,209	$(1,292,420)

Net Income (Loss) Per Share - Basic and Diluted
Continuing Operations	$0.01	$(0.00)	$0.01	$(0.00)
Discontinued Operations	$-	$(0.00)	$(0.00)	$(0.00)
Net Income (Loss) per Share	$0.01	$(0.00)	$0.01	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three- and Six-Months Periods ended June 30, 2023 and 2022

	Common Stock				Total LiquidValue
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Development Inc. Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity

Balance at January 1, 2023	704,043,324	$704,043	$32,542,720	(10,907,442)	22,339,321	$74,260	$22,413,581

Gain on Disposal of Subsidiary to Related Party	-	$-	$274,204	-	274,204	$-	$274,204

Net Loss	-	-	-	(393,198)	(393,198)	(1,110)	(394,308)

Balance at March 31, 2023	704,043,324	$704,043	$32,816,924	(11,300,640)	22,220,327	$73,150	$22,293,477

Net Income (Loss)	-	-	-	7,010,408	7,010,408	(1,772)	7,008,636

Balance at June 30, 2023	704,043,324	$704,043	$32,816,924	(4,290,232)	29,230,735	$71,378	$29,302,113

	Common Stock				Total LiquidValue
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Development Inc. Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	704,043,324	$704,043	$32,542,720	(8,397,009)	24,849,754	$51,536	$24,901,290

Net (Loss) Income	-	-	-	(505,588)	(505,588)	20,992	(484,596)

Balance at March 31, 2022	704,043,324	$704,043	$32,542,720	(8,902,597)	24,344,166	$72,528	$24,416,694

Net (Loss) Income	-	-	-	(786,832)	(786,832)	4,497	(782,335)

Balance at June 30, 2022	704,043,324	$704,043	$32,542,720	(9,689,429)	23,557,334	$77,025	$23,634,359

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	2023	2022

Cash Flows from Operating Activities
Net Income (Loss)	$6,614,327	$(984,602)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	6,655	1,575
Amortization of Right -Of- Use Asset	44,017	41,270
PPP Loan Forgiveness	-	(68,502)
Changes in Operating Assets and Liabilities
Real Estate Development	15,276,112	(2,852,748)
Accounts Receivable	-	(61,368)
Reimbursement Receivable	(7,234,079)	-
Related Party Receivable	-	10,943
Promissory Note Receivable - Related Party	1,092,708	-
Prepaid Expenses	6,072	150,027
Other Receivable	2,366	-
Accounts Payable and Accrued Expenses	(274,522)	(916,126)
Accrued Interest - Related Parties	(1,154,462)	468,848
Operating Lease Liability	(44,017)	(44,526)
Deferred Revenue	2,100	-
Security Deposits	2,100	-
Builders Deposit	-	(31,553)
Net Cash Provided by (Used in) Continuing Operating Activities	14,339,377	(4,286,762)
Net Cash Provided by Discontinued Operating Activities	10,175	257,407
Net Cash Provided by (Used in) Operating Activities	14,349,552	(4,029,355)

Cash Flows from Investing Activities
Purchase of Fixed Assets	-	(1,303)
Net Cash Used in Continuing Investing Activities	-	(1,303)
Net Cash Used in Discontinued Investing Activities	-	(1,324,978)
Net Cash Used in Investing Activities	-	(1,326,281)

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	3,560,000	1,500,000
Repayment to Notes Payable - Related Parties	(18,105,021)	(1,000,000)
Net Cash (Used in) Provided by Continuing Financing Activities	(14,545,021)	500,000
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash (Used in) Provided by Financing Activities	(14,545,021)	500,000

Net Decrease in Cash and Restricted Cash	(195,469)	(4,855,636)
Cash and Restricted Cash - Beginning of Period	1,343,830	7,455,729
Cash and Restricted Cash - End of Period	$1,148,361	$2,600,093
Cash - Continuing Operation	838,989	1,854,504
Restricted Cash - Continuing Operation	309,372	309,137
Cash - Discontinued Operations	$-	$436,452
Total Cash and Restricted Cash	$1,148,361	$2,600,093

Supplementary Cash Flow Information
Cash Paid for Interest	$1,476,907	$-
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale of AHR to Related Party	$25,976,729	$-

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

Going Concern

To date, the Company has incurred operating losses since inception of $4,290,233. As a result, these conditions may raise substantial doubt regarding our ability to continue as a going concern twelve months from the date of issuance of our financial statements. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. The Company intends to continue to fund its business through its operations and advances from related parties as may be required. The Company has obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment within the year 2023.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024. In April and May 2023, the Company closed the sales of the 131 and 204 lots, respectively. Funds from such sales were approximately $18.1 million. The sale of additional 95 lots is expected to close at the end of 2023.

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

As of June 30, 2023 and December 31, 2022, the aggregate non-controlling interest in Alset EHome Inc.’s subsidiaries was $71,378 and $74,260, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheets.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On June 30, 2023 and December 31, 2022, the Company adjusted $0 and $4,791,997 between building and land, respectively. During the three months ended on June 30, 2023 and 2022, the Company adjusted depreciation expenses $0 and $0, respectively. During the first six months of 2023 and 2022, the Company adjusted depreciation expenses $0 and $0, respectively.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended June 30, 2023 or June 30, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2023 and December 31, 2022.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds were required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account were specifically to be used for the payment of the loan from M&T Bank. The funds were required to remain in the escrow account for the loan payment until the loan agreement terminates. In May 2022 the funds from this escrow account were released and the account closed. As of June 30, 2023 and December 31, 2022, the total balance of these two accounts was $309,372 and $309,219, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at either June 30, 2023 or December 31, 2022.

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

The Company did not record impairment on any of its projects during the six months ended on June 30, 2023, nor for the six months ended June 30, 2022.

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

On March 16, 2023, 150 CCM Black Oak Ltd. (the “Seller”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Rausch Coleman Homes Houston, LLC, a Texas limited liability company (“Rausch Coleman”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 110 single-family detached residential lots which comprise a section of the Lakes at Black Oak. The transaction closed on May 15, 2023.

On March 17, 2023, 150 CCM Black Oak Ltd. (the “Seller”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 189 single-family detached residential lots developed within section 2 of Black Oak project. The sale of the first 94 lots closed on May 30, 2023. The sale of remaining lots is estimated to close at the end of the year 2023.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project and Black Oak project, which were essentially most of the revenue of the Company in 2022 and 2023, respectively, is as follows:

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

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from the FFB assessment is not either. During the three months ended on June 30, 2023 and 2022, we recognized revenue of $0 and $37,725 from the FFB assessments, respectively. During the six months ended on June 30, 2023 and 2022, we recognized revenue of $0 and $116,088 from the FFB assessments, respectively.

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

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At June 30, 2023 and December 31, 2022, uninsured cash and restricted cash balances were $137,628 and $1,354,302, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On June 30, 2023 and December 31, 2022, there were $0 and $0 held on deposit, respectively.

4. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of June 30, 2023 and December 31, 2022, the outstanding balance of the revolving loan was $0. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

5. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited (an affiliate of Alset International) to fund development and operation costs. The advances bear interest of 10% and are payable on demand. As of June 30, 2023 and December 31, 2022, Alset EHome Inc. had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On June 30, 2023, SeD Intelligent Home owed $1,735,058 of principal and $7,802 of accrued interest to the Company. On December 31, 2022, the Company owed $26,443,055 of advance principal and $1,154,462 of accrued interest.

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

The Company incurred expenses of $140,000 and $200,000 in the three and six months ended June 30, 2022, respectively, and $75,000 and $150,000 in the three and six months ended June 30, 2023, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In June, 2022, MacKenzie Equity Partners accrued $50,000 bonus payment (as described above). On June 30, 2023 and December 31, 2022, the Company owed this related party $25,000 and $25,000, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company paid Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement had a term that ended December 31, 2021. Alset International provided the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the years 2023 and 2022 the Company did not incur any expenses to this related party and owed this related party $0 and $720,000 as of June 30, 2023 and December 31, 2022, respectively. This balance due was included in the loan amount from SeD Intelligent Home Inc., which in turn owed the funds to Alset International.

Advances to Alset Inc.

The Company pays some operating expenses for Alset Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On June 30, 2023 and December 31, 2022, the balance of these advances was $230 and $0, respectively.

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

Alset EHome Inc. sold AHR for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The closing of this transaction was approved by the stockholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The Company accrued $376,167 interest on note receivable from Alset Inc. on June 30, 2023.

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

6. STOCKHOLDERS’ EQUITY

As of June 30, 2023, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

The Company did not authorize any distribution during six months ended June 30, 2023 and six months ended June 30, 2022.

7. DISCONTINUED OPERATIONS

On December 9, 2022 Alset EHome Inc. (Alset EHome), a subsidiary of the Company, entered into stock purchase agreement with Alset International Limited (“Alset International”) and Alset Inc., pursuant to which Alset Inc. agreed to purchase all of the outstanding shares of American Home REIT Inc., a wholly owned subsidiary of Alset EHome. American Home REIT Inc. is the owner of 112 rental homes. Alset EHome is a majority-owned, indirect subsidiary of Alset International, while Alset International is a majority-owned, indirect subsidiary of Alset Inc. The purchase price of the transaction was established at $26,250,933. Pursuant to the stock purchase agreement the purchase price should be satisfied by (i) a cash payment from Alset Inc. to Alset EHome of $1,000,000 in immediate available funds; (ii) the offset of amount owned by Alset International to Alset Inc. in the amount of $13,900,000, and simultaneously Alset International will offset the same amount owed by Alset EHome to Alset International in an the same amount; and (iii) the issuance of the Promissory Note by Alset Inc. to Alset EHome in the amount of $11,350,933. The closing of this sale is subject to the approval of shareholders of Alset International. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The Company accrued $376,167 interest on note receivable from Alset Inc. on June 30, 2023.

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

The closing of this transaction was completed on January 13, 2023.

The composition of assets and liabilities included in discontinued operations are as follows:

	January 13, 2023	December 31, 2022
	($)	($)
Assets:
Real Estate
Land	$-	$4,908,590
Building and Improvements	-	21,933,889
Less: Accumulated Depreciation	-	(973,257)
Total Real Estate	-	25,869,222

Cash	-	1,186,658
Accounts Receivable	-	34,743
Related Party Receivable	-	4,800
Prepaid Expenses	-	4,413
Total Assets	$-	$27,099,836

Liabilities:

Accounts Payable and Accrued Expenses	$-	$1,112,932
Total Liabilities	$-	$1,112,932

The aggregate financial results of discontinued operations were as follows:

	Period Ended January 13, 2023	Six Months Ended June 30, 2022

Rental Revenue	$81,767	$636,482

Expenses
General and Administrative	31,315	383,801
Cost of Revenues	31,506	221,254
Depreciation Expense	29,121	313,753

Total Operating Expenses	91,942	918,808

Loss From Operations	(10,175)	(282,326)

Bank Charges	-	3
Total Other Expense	-	3

Loss from Discontinued Operations	$(10,175)	$(282,329)

The cash flows attributable to the discontinued operations are as follows:

	Period Ended January 13, 2023	Six Months Ended June 30, 2022

Operating	$10,175	$257,407
Investing	-	(1,324,978)
Financing	-	-
Net Change in Cash	$10,175	$(1,067,571)

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The lease for the Company’s Texas office was terminated on January 31, 2023 while the lease of the Company’s Maryland office expires on December 31, 2024. The monthly rental payments range between $2,335 and $8,143, respectively. Rent expense was $45,592 and $58,435 for the six months ended June 30, 2023 and 2022, respectively. The below table summarizes future payments due under these leases as of June 30, 2023.

The balance of the operating lease right-of-use asset and operating lease liability as of June 30, 2023 was $66,893 and $66,414, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2022 was $108,950 and $110,431, respectively.

The below table summarizes future payments due under these leases as of June 30, 2023.

For the Years Ending June 30:

2024	71,982
Total Minimum Lease Payments	$71,982
Less: Effect of Discounting	(5,568)
Present Value of Future Minimum Lease Payments	66,414
Less: Current Obligation under Lease	66,414
Long-term Lease Obligation	$-

Lot Sale Agreements

●	Ballenger Project

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During the six months ended June 30, 2023 and 2022, NVR has purchased 0 and 3 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of June 30, 2023 and December 31, 2022, the accrued balance due to NVR was $189,475 and $189,475, respectively.

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

The closing of the transactions described in the Contract of Sale depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Davidson Homes has agreed to purchase the lots in stages, comprising an initial closing of 94 lots, the remaining lots to be purchased on or before December 29, 2023. Commencing on March 17, 2023, Davidson Homes had a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Davidson Homes was entitled to decline to proceed with the closing of these transactions. Davidson Homes did not exercise its right to decline, and pursuant to the Contract of Sale, has made an additional deposit in escrow. Through the date hereof, Davidson Homes has deposited $1,425,000 in escrow. On May 30, 2023 the sale of 94 lots closed and the Company received approximately $5 million.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing of the remaining lots.

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of December 31, 2022, the security deposits held in the trust account were $271,480, respectively.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the three and six months ended June 30, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022:

Revenue

Revenue was $18,190,950 for the three months ended June 30, 2023 as compared to $37,725 for the three months ended June 30, 2022. Revenue was $18,190,950 for the six months ended June 30, 2023 as compared to $654,642 for the six months ended June 30, 2022. The increase in revenue is mainly caused by the increase in property sales from the Black Oak project in 2023.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue.

The Company plans to continue its near-term focus on lot sales to regional and national builders. Funds from such lot sales will substantially improve the Company’s liquidity, strengthen its financial position and meet is working capital requirements.

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas (AHR Black Oak Lease Agreement”). The revenue from the lease was $4,200 in the three and six months ending June 30, 2023.

In 2022 the last three homes in Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $37,725 in the three months ended June 30, 2022 to $0 in the three months ended June 30, 2023. Income from the sale of FFBs decreased from $116,088 in the six months ended June 30, 2022 to $0 in the six months ended June 30, 2023. The decrease is a result of the decreased sale of properties to homebuyers in 2023.

Cost of Revenue

All cost of revenue in the six months ended on June 30, 2023 and 2022 came from our Black Oak project and AHR Black Oak Lease Agreement. The gross margin ratio for Black Oak project in first six months of 2023 and 2022 were approximately 40% and 0%, respectively. The increase in cost of revenue and increase in gross margin is caused by the increase in property sales from the Black Oak project in 2023. The gross margin ratio for AHR Black Oak Lease Agreement in first six months of 2023 and 2022 were approximately -29% and 0%, respectively.

General and Administrative Expenses

General and administrative expenses increased from $389,041 in the three months ended June 30, 2022 to $501,296 in the three months ended June 30, 2023. General and administrative expenses increased from $778,763 in the six months ended June 30, 2022 to $887,080 in the six months ended June 30, 2023. The increase in general and administrative expenses is mainly caused by the increase in bonuses paid.

Other Income (Expense)

In the three months ended June 30, 2022, the Company’s other expenses were $165,982 as compared to other income of $275,206 in the three months ended June 30, 2023. In the six months ended June 30, 2023, the Company’s other income was $276,856 compared to other expense of $400,226 in the six months ended June 30, 2022. The increase in other income was caused by increase in interest income from related party promissory note and $215,000 reimbursement received.

Loss from Discontinued Operations

In the three months ended June 30, 2023 and 2022, the discontinued operation loss from American Home REIT Inc. was $0 and $262,674, respectively. In the six months ended June 30, 2023 and 2022, the discontinued operation loss from American Home REIT Inc. was $10,175 and $282,329, respectively.

Net Income (Loss)

In the three months ended June 30, 2023, the Company had net income of $7,008,636 as compared to net loss of $782,335 in the three months ended June 30, 2022. In the six months ended June 30, 2023, the Company had net income of $6,614,327 as compared to net loss of $1,266,931 in the six months ended June 30, 2022. The increase in net income was caused by increased sales from Black Oak project.

Liquidity and Capital Resources

Our real estate assets have decreased to $8,689,545 as of June 30, 2023 from $23,970,911 as of December 31, 2022. This decrease is primarily caused by property sales from the Black Oak project in 2023.

Our liabilities decreased from $30,289,784 at December 31, 2022 to $1,264,996 at June 30, 2023. Our total assets have decreased to $30,567,108 as of June 30, 2023 from $52,703,365 as of December 31, 2022.

As of June 30, 2023, we had cash of $838,989 and restricted cash of $309,372 compared to $1,034,611 and $309,219 as of December 31, 2022, respectively.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of June 30, 2023 and December 31, 2022, the revolver loan balance was $0.

On February 11, 2021, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was evidenced by a promissory note. The PPP Term Note bore interest at a fixed annual rate of 1.00%, with the first sixteen months of principal and interest deferred or until we apply for the loan forgiveness. The PPP Term Note could be accelerated upon the occurrence of an event of default.

The PPP Term Note was unsecured and guaranteed by the United States Small Business Administration. The Company applied to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. The PPP loan was forgiven in April, 2022

The future development timeline of Black Oak will be based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans we may secure from third party financial institutions, and government reimbursements which we may receive. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022 are as follows:

	2023	2022

Net Cash Provided by (Used in) Operating Activities	$14,349,552	$(4,029,355)
Net Cash Used in Investing Activities	$-	$(1,326,281)
Net Cash (Used in) Provided by Financing Activities	$(14,545,021)	$500,000
Net Change in Cash	$(195,469)	$(4,855,636)
Cash and restricted cash at beginning of the period	$1,343,830	$7,455,729
Cash and restricted cash at end of the period	$1,148,361	$2,600,093

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book. In the six months ended June 30, 2023, cash provided by operating activities was $14,349,552 compared to cash used of $4,029,355 the six months ended June 30, 2022. Property sales from the Black Oak project in 2023 was the main reason for the cash provided by operating activities in 2023.

Cash Flows from Investing Activities

Cash flows used in investing activities in the six months ended June 30, 2022 include the purchase of properties and improvements for our discontinued operations, as well as small expenditures for purchases of office computer equipment. In the six months ended June 30, 2023, cash used in investing activities was $0 compared to cash of 1,326,281 used in the six months ended June 30, 2022.

Cash Flows from Financing Activities

In the six months ended June 30, 2023, the Company repaid $18,105,021 and borrowed $3,560,000 from a related party loan. In the six months ended June 30, 2022, the Company repaid $1,000,000 and subsequently borrowed $1,500,000 from a related party loan.

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

LIQUIDVALUE DEVELOPMENT INC.

August 10, 2023	By:	/s/ Fai H. Chan
Fai H. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

August 10, 2023	By:	/s/ Moe T. Chan
Moe T. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

August 10, 2023	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

August 10, 2023	By:	/s/ Alan W. L. Lui
Alan W. L. Lui
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

