Form 10-Q
period 2023-09-30
LiquidValue Development Inc.
filed 2023-11-03
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets:
Real Estate
Construction in Progress	5,607,007	15,616,257
Land Held for Development	3,395,701	7,943,126
Other Properties	403,647	411,528
	9,406,355	23,970,911

Cash	945,764	1,034,611
Restricted Cash	309,450	309,219
Other Receivable	143,574	143,574
Reimbursement Receivable	6,707,079	-
Promissory Note Receivable - Related Party	12,465,845	-
Prepaid Expenses	7,242	8,032
Fixed Assets, Net	2,628	4,629
Deposits	21,491	23,603
Operating Lease Right-Of-Use Asset, Net	47,148	108,950
Assets from Discontinued Operations	-	27,099,836
Total Assets	$30,056,576	$52,703,365

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable and Accrued Expenses	$756,990	$1,240,347
Accrued Interest - Related Parties	228,557	1,383,019
Deferred Revenue	2,100	-
Security Deposit	2,100	-
Operating Lease Liability	44,405	110,431
Note Payable - Related Parties	-	26,443,055
Liabilities from Discontinued Operations	-	1,112,932
Total Liabilities	1,034,152	30,289,784

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at September 30, 2023 and December 31, 2022	704,043	704,043
Additional Paid in Capital	32,816,924	32,542,720
Accumulated Deficit	(4,579,228)	(10,907,442)
Total LiquidValue Development Inc. Stockholders’ Equity	28,941,739	22,339,321
Non-controlling Interests	80,685	74,260
Total Stockholders’ Equity	29,022,424	22,413,581
Total Liabilities and Stockholders’ Equity	$30,056,576	$52,703,365

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2023	2022	2023	2022

Revenue	$6,300	$9,967	18,197,250	664,609
	6,300	9,967	18,197,250	664,609
Operating Expenses
Cost of Revenue	3,490	2,627	10,959,714	467,872
General and Administrative	370,730	330,569	1,257,809	1,104,341
Total Operating Expenses	374,220	333,196	12,217,523	1,572,213

(Loss) Income from Operations	(367,920)	(323,229)	5,979,727	(907,604)

Other Income and Expense
Interest Income	245,632	-	621,952	-
Interest Expense	-	(260,074)	(314,643)	(728,802)
Other Income	(157,401)	181	57,778	68,683
Total Other Income (Expense)	88,231	(259,893)	365,087	(660,119)

Net (Loss) Income from Continuing Operations Before Income Taxes	(279,689)	(583,122)	6,344,814	(1,567,723)

Income Tax Expense	-	-	-	-

Net (Loss) Income from Continuing Operations	(279,689)	(583,122)	6,344,814	(1,567,723)

Income (Loss) from Discontinued Operations, Net of Tax	-	73,310	(10,175)	(209,020)

Net (Loss) Income	(279,689)	(509,812)	6,334,639	(1,776,743)

Net Income (Loss) Attributable to Non-controlling Interests	9,307	(425)	6,425	25,064

Net (Loss) Income Attributable to Common Stockholders	$(288,996)	$(509,387)	$6,328,214	$(1,801,807)

Net (Loss) Income Per Share - Basic and Diluted
Continuing Operations	$(0.00)	$(0.00)	$0.01	$(0.00)
Discontinued Operations	$-	$0.00	$(0.00)	$(0.00)
Net (Loss) Income per Share - Basic and Diluted	$(0.00)	$(0.00)	$0.01	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three- and Nine-Months Periods ended September 30, 2023 and 2022

	Common Stock		Additional		Total LiquidValue Development Inc.	Non-	Total
	Shares	Par Value $0.001	Paid in Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Stockholders’ Equity

Balance at January 1, 2023	704,043,324	$704,043	$32,542,720	(10,907,442)	22,339,321	$74,260	$22,413,581

Gain on Disposal of Subsidiary to Related Party	-	$-	$274,204	-	274,204	$-	$274,204

Net Loss	-	-	-	(393,198)	(393,198)	(1,110)	(394,308)

Balance at March 31, 2023	704,043,324	$704,043	$32,816,924	(11,300,640)	22,220,327	$73,150	$22,293,477

Net Income (Loss)	-	-	-	7,010,408	7,010,408	(1,772)	7,008,636

Balance at June 30, 2023	704,043,324	$704,043	$32,816,924	(4,290,232)	29,230,735	$71,378	$29,302,113

Net (Loss) Income	-	-	-	(288,996)	(288,996)	9,307	(279,689)

Balance at September 30, 2023	704,043,324	$704,043	$32,816,924	(4,579,228)	28,941,739	$80,685	$29,022,424

	Common Stock		Additional		Total LiquidValue Development Inc.	Non-	Total
	Shares	Par Value $0.001	Paid in Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Stockholders’ Equity
Balance at January 1, 2022	704,043,324	$704,043	$32,542,720	(8,397,009)	24,849,754	$51,536	$24,901,290

Net (Loss) Income	-	-	-	(505,588)	(505,588)	20,992	(484,596)

Balance at March 31, 2022	704,043,324	$704,043	$32,542,720	(8,902,597)	24,344,166	$72,528	$24,416,694

Net (Loss) Income	-	-	-	(786,832)	(786,832)	4,497	(782,335)

Balance at June 30, 2022	704,043,324	$704,043	$32,542,720	(9,689,429)	23,557,334	$77,025	$23,634,359

Net Loss	-	-	-	(509,387)	(509,387)	(425)	(509,812)

Balance at September 30, 2022	704,043,324	$704,043	$32,542,720	(10,198,816)	23,047,947	$76,600	$23,124,547

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	2023	2022

Cash Flows from Operating Activities
Net Income (Loss)	$6,334,639	$(1,776,743)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	9,882	682
Non-cash Lease Expense	66,026	41,270
PPP Loan Forgiveness	-	(68,502)
Changes in Operating Assets and Liabilities
Real Estate Development	14,556,676	(5,742,287)
Accounts Receivable	-	(5,033)
Reimbursement Receivable	(6,707,079)	-
Related Party Receivable	-	10,316
Promissory Note Receivable - Related Party	847,054	-
Prepaid Expenses	(3,434)	157,759
Other Receivable	2,112	-
Accounts Payable and Accrued Expenses	(483,357)	(228,045)
Accrued Interest - Related Parties	(1,154,462)	728,930
Operating Lease Liability	(66,026)	(66,789)
Deferred Revenue	2,100	-
Security Deposits	2,100	-
Builders Deposit	-	(31,553)
Net Cash Provided by (Used in) Continuing Operating Activities	13,406,231	(6,979,995)
Net Cash Provided by Discontinued Operating Activities	10,175	885,772
Net Cash Provided by (Used in) Operating Activities	13,416,406	(6,094,223)

Cash Flows from Investing Activities
Purchase of Fixed Assets	-	(1,303)
Net Cash Used in Continuing Investing Activities	-	(1,303)
Net Cash Used in Discontinued Investing Activities	-	(1,805,042)
Net Cash Used in Investing Activities	-	(1,806,345)

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	4,600,000	3,740,000
Repayment to Notes Payable - Related Parties	(18,105,021)	(1,000,000)
Net Cash (Used in) Provided by Continuing Financing Activities	(13,505,021)	2,740,000
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash (Used in) Provided by Financing Activities	(13,505,021)	2,740,000

Net Decrease in Cash and Restricted Cash	(88,616)	(5,160,568)
Cash and Restricted Cash - Beginning of Period	1,343,830	7,455,729
Cash and Restricted Cash - End of Period	$1,255,214	$2,295,161
Cash - Continuing Operation	945,764	799,358
Restricted Cash - Continuing Operation	309,450	309,145
Cash - Discontinued Operations	$-	$1,186,658
Total Cash and Restricted Cash	$1,255,214	$2,295,161

Supplementary Cash Flow Information
Cash Paid for Interest	$1,476,907	$-
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale of AHR to Related Party	$25,976,729	$-

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

Going Concern

To date, the Company has incurred operating losses since inception of $4,579,228. Management has evaluated the significance of the conditions in relation to the Company’s ability to meet its obligations and believes that its current cash balance along with its current operations may not provide sufficient capital to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. The Company intends to continue to fund its business through its operations and advances from related parties as may be required. The Company has obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment within the year 2023. However, the Company cannot be certain that such capital (from Alset Inc. or other parties) will be available to us or whether such capital will be available on terms that are acceptable to the Company.

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

As of September 30, 2023 and December 31, 2022, the aggregate non-controlling interest in Alset EHome Inc.’s subsidiaries was $80,685 and $74,260, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheets.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On September 30, 2023 and December 31, 2022, the Company adjusted $0 and $4,791,997 between building and land, respectively. During the three months ended on September 30, 2023 and 2022, the Company adjusted depreciation expenses $0 and $0, respectively. During the nine months of 2023 and 2022, the Company adjusted depreciation expenses $0 and $0, respectively.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive financial instruments issued or outstanding for the periods ended September 30, 2023 or September 30, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds were required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account were specifically to be used for the payment of the loan from M&T Bank. The funds were required to remain in the escrow account for the loan payment until the loan agreement terminates. In May 2022 the funds from this escrow account were released and the account closed. As of September 30, 2023 and December 31, 2022, the total balance of these two accounts was $309,450 and $309,219, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for doubtful accounts based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at either September 30, 2023 or December 31, 2022.

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

The Company did not record impairment on any of its projects during the nine months ended on September 30, 2023, nor for the nine months ended September 30, 2022.

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

The Company accounts for its investments in single-family residential properties as asset acquisitions and records these acquisitions at their purchase price. The purchase price is allocated between land, building and improvements based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, title fees, property inspection and valuation fees, as well as other closing costs.

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

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from the FFB assessment is not either. During the three months ended on September 30, 2023 and 2022, we recognized revenue of $0 and $9,968 from the FFB assessments, respectively. During the nine months ended on September 30, 2023 and 2022, we recognized revenue of $0 and $126,055 from the FFB assessments, respectively.

Contract Assets and Contract Liabilities

Based on our land development contracts, we invoice customers once our performance obligations have been satisfied, at which point payment is unconditional. Accounts receivable are recorded when the right to consideration becomes unconditional. We disclose receivables from contracts with customers separately on the balance sheets.

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

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At September 30, 2023 and December 31, 2022, uninsured cash and restricted cash balances were $1,090,357 and $1,354,302, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On September 30, 2023 and December 31, 2022, there was $0 held on deposit.

4. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of September 30, 2023 and December 31, 2022, the outstanding balance of the revolving loan was $0. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration (“SBA”). The Company applied to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. In April, 2022 the Company received confirmation that the loan was fully forgiven.

The Company may be subject to CARES Act specific lookbacks and audits of the loan forgiveness as part of the SBA’s audit process.

5. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

The Company receives advances from SeD Home Limited (an affiliate of Alset International) to fund development and operation costs. The advances bear interest of 10% and are payable on demand. As of September 30, 2023 and December 31, 2022, Alset EHome Inc. had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On September 30, 2023, SeD Intelligent Home owed $695,055 of principal and $47,364 of accrued interest to the Company. On December 31, 2022, the Company owed $26,443,055 of advance principal and $1,154,462 of accrued interest.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services.  In addition, MacKenzie Equity Partners has been paid certain bonuses, including (i) a sum of $50,000 in June, 2022; and (ii) a sum of $50,000 in August 2023. MacKenzie Equity Partners will be entitled to receive an additional bonus of $50,000 in December, 2023.

The Company incurred expenses of $75,000 and $275,000 in the three and nine months ended September 30, 2022, respectively, and $125,000 and $275,000 in the three and nine months ended September 30, 2023, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In June, 2022 and August, 2023, MacKenzie Equity Partners received $50,000 and $50,000 bonus payment, respectively. On September 30, 2023 and December 31, 2022, the Company owed this related party $25,000 and $25,000, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company paid Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement had a term that ended December 31, 2021. Alset International provided the Company with services related to the development of the Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the years 2023 and 2022 the Company did not incur any expenses to this related party and owed this related party $0 and $720,000 as of September 30, 2023 and December 31, 2022, respectively. This balance due was included in the loan amount from SeD Intelligent Home Inc., which in turn owed the funds to Alset International.

Advances to Alset Inc.

The Company pays some operating expenses for Alset Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On September 30, 2023 and December 31, 2022, the balance of these advances was $209,670 and $0, respectively.

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

Alset EHome Inc. sold AHR for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The closing of this transaction was approved by the stockholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The Company accrued $582,163 interest on note receivable from Alset Inc. on September 30, 2023.

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

6. STOCKHOLDERS’ EQUITY

As of September 30, 2023, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

The Company did not authorize any distribution during nine months ended September 30, 2023 and nine months ended September 30, 2022.

7. DISCONTINUED OPERATIONS

On December 9, 2022 Alset EHome Inc. (Alset EHome), a subsidiary of the Company, entered into stock purchase agreement with Alset International Limited (“Alset International”) and Alset Inc., pursuant to which Alset Inc. agreed to purchase all of the outstanding shares of American Home REIT Inc., a wholly owned subsidiary of Alset EHome. American Home REIT Inc. is the owner of 112 rental homes. Alset EHome is a majority-owned, indirect subsidiary of Alset International, while Alset International is a majority-owned, indirect subsidiary of Alset Inc. The purchase price of the transaction was established at $26,250,933. Pursuant to the stock purchase agreement the purchase price should be satisfied by (i) a cash payment from Alset Inc. to Alset EHome of $1,000,000 in immediate available funds; (ii) the offset of amount owned by Alset International to Alset Inc. in the amount of $13,900,000, and simultaneously Alset International will offset the same amount owed by Alset EHome to Alset International in an the same amount; and (iii) the issuance of the Promissory Note by Alset Inc. to Alset EHome in the amount of $11,350,933. The closing of this sale is subject to the approval of shareholders of Alset International. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The Company accrued $582,163 interest on note receivable from Alset Inc. on September 30, 2023.

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

The closing of this transaction was completed on January 13, 2023.

The composition of assets and liabilities included in discontinued operations are as follows:

	January 13, 2023	December 31,2022
	($)	($)
Assets:
Real Estate
Land	$-	$4,908,590
Building and Improvements	-	21,933,889
Less: Accumulated Depreciation	-	(973,257)
Total Real Estate	-	25,869,222

Cash	-	1,186,658
Accounts Receivable	-	34,743
Related Party Receivable	-	4,800
Prepaid Expenses	-	4,413
Total Assets	$-	$27,099,836

Liabilities:

Accounts Payable and Accrued Expenses	$-	$1,112,932
Total Liabilities	$-	$1,112,932

The aggregate financial results of discontinued operations were as follows:

	Period Ended January 13, 2023	Nine Months Ended September 30, 2022

Rental Revenue	$81,767	$1,206,273

Expenses
General and Administrative	31,315	166,642
Cost of Revenues	31,506	773,715
Depreciation Expense	29,121	474,936

Total Operating Expenses	91,942	1,415,293

Loss From Operations	(10,175)	(209,020)

Loss from Discontinued Operations	$(10,175)	$(209,020)

The cash flows attributable to the discontinued operations are as follows:

	Period Ended January 13, 2023	Nine Months Ended September 30, 2022

Operating	$10,175	$885,772
Investing	-	(1,805,042)
Financing	-	-
Net Change in Cash	$10,175	$(919,270)

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Texas and Maryland. The lease for the Company’s Texas office was terminated on January 31, 2023 while the lease of the Company’s Maryland office expires on December 31, 2024. The monthly rental payments range between $2,335 and $8,143, respectively. Rent expense was $67,104 and $87,652 for the nine months ended September 30, 2023 and 2022, respectively. Total cash paid for operating leases was $73,663 and $78,759 for the nine months ended September 30, 2023 and 2022, respectively. Below table summarizes future payments due under these leases as of September 30, 2023.

The balance of the operating lease right-of-use asset and operating lease liability as of September 30, 2023 was $47,148 and $44,405, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2022 was $108,950 and $110,431, respectively.

The below table summarizes future payments due under these leases as of September 30, 2023.

For the Years Ending September 30:

2024	48,206
Total Minimum Lease Payments	$48,206
Less: Effect of Discounting	(3,801)
Present Value of Future Minimum Lease Payments	44,405
Less: Current Obligation under Lease	44,405
Long-term Lease Obligation	$-

The Company’s weighted-average remaining lease term relating to its operating leases is 0.5 year, with a weighted-average discount rate of 3.94%.

Lot Sale Agreements

●	Ballenger Project

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During the nine months ended September 30, 2023 and 2022, NVR has purchased 0 and 3 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of September 30, 2023 and December 31, 2022, the accrued balance due to NVR was $189,475 and $189,475, respectively.

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

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of December 31, 2022, the security deposits held in the trust account were $294,255, respectively.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the three and nine months ended September 30, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022:

Revenue

Revenue was $6,300 for the three months ended September 30, 2023 as compared to $9,967 for the three months ended September 30, 2022. Revenue was $18,197,250 for the nine months ended September 30, 2023 as compared to $664,609 for the nine months ended September 30, 2022. The increase in revenue is mainly caused by the increase in property sales from the Black Oak project in 2023.

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

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas (AHR Black Oak Lease Agreement”). The revenue from the lease was $6,300 and $10,500 in the three and nine months ended September 30, 2023.

In 2022 the last three homes in Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $9,968 in the three months ended September 30, 2022 to $0 in the three months ended September 30, 2023. Income from the sale of FFBs decreased from $126,055 in the nine months ended September 30, 2022 to $0 in the nine months ended September 30, 2023. The decrease is a result of the decreased sale of properties to homebuyers in 2023.

Cost of Revenue

All cost of revenue in the nine months ended on September 30, 2023 and 2022 came from our Black Oak project and AHR Black Oak Lease Agreement. The gross margin ratio for Black Oak project in first nine months of 2023 and 2022 were approximately 40% and 0%, respectively. The increase in cost of revenue and increase in gross margin is caused by the increase in property sales from the Black Oak project in 2023. The gross margin ratio for AHR Black Oak Lease Agreement in first nine months of 2023 and 2022 were approximately 15% and 0%, respectively.

General and Administrative Expenses

General and administrative expenses increased from $330,569 in the three months ended September 30, 2022 to $370,730 in the three months ended September 30, 2023. General and administrative expenses increased from $1,104,341 in the nine months ended September 30, 2022 to $1,257,809 in the nine months ended September 30, 2023. The increase in general and administrative expenses is mainly caused by the increase in bonuses paid.

Other Income (Expense)

In the three months ended September 30, 2022, the Company’s other expenses were $259,893 as compared to other income of $88,231 in the three months ended September 30, 2023. In the nine months ended September 30, 2023, the Company’s other income was $365,087 compared to other expense of $660,119 in the nine months ended September 30, 2022. The increase in other income was caused by increase in interest income from related party promissory note.

Loss from Discontinued Operations

In the three months ended September 30, 2023 and 2022, the discontinued operation income from American Home REIT Inc. was $0 and $73,310, respectively. In the nine months ended September 30, 2023 and 2022, the discontinued operation loss from American Home REIT Inc. was $10,175 and $209,020, respectively.

Net Income (Loss)

In the three months ended September 30, 2023, the Company had net loss of $279,689 as compared to net loss of $509,812 in the three months ended September 30, 2022. In the nine months ended September 30, 2023, the Company had net income of $6,334,639 as compared to net loss of $1,776,743 in the nine months ended September 30, 2022. The increase in net income was caused by increased sales from Black Oak project.

Liquidity and Capital Resources

Our real estate assets have decreased to $9,406,355 as of September 30, 2023 from $23,970,911 as of December 31, 2022. This decrease is primarily caused by property sales from the Black Oak project in 2023.

Our liabilities decreased from $30,289,784 at December 31, 2022 to $1,034,152 at September 30, 2023. Our total assets have decreased to $30,056,576 as of September 30, 2023 from $52,703,365 as of December 31, 2022.

As of September 30, 2023, we had cash of $945,764 and restricted cash of $309,450 compared to $1,034,611 and $309,219 as of December 31, 2022, respectively.

Our Ballenger Run project has a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. As of September 30, 2023 and December 31, 2022, the revolver loan balance was $0.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022 are as follows:

	2023	2022

Net Cash Provided by (Used in) Operating Activities	$13,416,406	$(6,094,223)
Net Cash Used in Investing Activities	$-	$(1,806,345)
Net Cash (Used in) Provided by Financing Activities	$(13,505,021)	$2,740,000
Net Change in Cash	$(88,616)	$(5,160,568)
Cash and restricted cash at beginning of the period	$1,343,830	$7,455,729
Cash and restricted cash at end of the period	$1,255,214	$2,295,161

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book. In the nine months ended September 30, 2023, cash provided by operating activities was $13,416,406 compared to cash used of $6,094,223 the nine months ended September 30, 2022. Property sales from the Black Oak project in 2023 was the main reason for the cash provided by operating activities in 2023.

Cash Flows from Investing Activities

Cash flows used in investing activities in the nine months ended September 30, 2022 include the purchase of properties and improvements for our discontinued operations, as well as small expenditures for purchases of office computer equipment. In the nine months ended September 30, 2023, cash used in investing activities was $0 compared to cash of 1,806,345 used in the nine months ended September 30, 2022.

Cash Flows from Financing Activities

In the nine months ended September 30, 2023, the Company repaid $18,105,021 and borrowed $4,600,000 from a related party loan. In the nine months ended September 30, 2022, the Company repaid $1,000,000 and subsequently borrowed $3,740,000 from a related party loan.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIQUIDVALUE DEVELOPMENT INC.

November 3, 2023	By:	/s/ Fai H. Chan
Fai H. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

November 3, 2023	By:	/s/ Moe T. Chan
Moe T. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

November 3, 2023	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 3, 2023	By:	/s/ Alan W. L. Lui
Alan W. L. Lui
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

