Form 10-K
period 2023-12-31
LiquidValue Development Inc.
filed 2024-04-01
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2023.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 1, 2024, there were 704,043,324 shares outstanding of the registrant’s common stock, $0.001 par value.

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

For the Year Ended December 31, 2023

PART I

Item 1. Business.

General

LiquidValue Development Inc. (the “Company”), formerly known as SeD Intelligent Home Inc. and Homeownusa, was incorporated in the State of Nevada on December 10, 2009. Our address is 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814. Our telephone number is 301-971-3940.

On December 22, 2016 Alset International Limited (formerly known as Singapore eDevelopment Limited and referred to herein as “Alset International”) acquired 74,015,730 shares of the Company’s common stock. Alset International subsequently contributed its ownership in the Company to its subsidiary SeD Intelligent Home Inc, formerly known as SeD Home International, Inc. (which also owned Alset EHome Inc. until December 29, 2017, at which time SeD Intelligent Home Inc. contributed its shares of Alset EHome Inc. to the Company). On January 10, 2017, our board of directors appointed Fai H. Chan as Director. On March 10, 2017, Rongguo (Ronald) Wei was appointed as Chief Financial Officer of the Company. On December 29, 2017, our board of directors appointed Moe T. Chan as a Director and Co-Chief Executive Officer. On December 29, 2017, our board of directors appointed Charles MacKenzie as a Director. On December 29, 2017, Fai H. Chan was appointed as Chief Executive Officer of the Company. On December 29, 2017, Lui Wai Leung Alan was appointed as Co-Chief Financial Officer of the Company.

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

With the completion of the Company’s acquisition of Alset EHome, we entered into the business of land development. While the Company will own real estate, the Company does not intend to be a REIT for federal tax purposes. Alset EHome’s Lakes at Black Oak project is a land sub-division development located north of Houston, Texas. Our Lakes at Black Oak project initially consisted of 162 acres; in January of 2021, this project was expanded with the purchase of an approximately 6.3 acre tract of land. Alset EHome’s Ballenger Run project is a 197-acre sub-division development near Washington D.C. in Frederick County, Maryland. Alset EHome conducts its operations through wholly and partially owned subsidiaries. Alset EHome’s affiliates provide project and asset management via separate agreements with consultants.

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

In addition to the completion of our current projects, we intend to seek additional land development projects in diverse regions across the United States. Such projects may be within both the for sale and for rent markets, and we may expand from residential properties to other property types, including but not limited to commercial and retail properties. We will consider projects in diverse regions across the United States, however, Alset EHome and its management and consultants have longstanding relationships with local owners, brokers, managers, lenders, tenants, attorneys and accountants to help it source deals. Alset EHome will continue to focus on off-market deals and raise appropriate financing.

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

Through our subsidiaries, we will explore the potential to pursue other business opportunities related to real estate. The Company is evaluating the potential to enter into activities related to solar energy and energy efficient products as well as smart home technologies, although we note that these potential opportunities remain at the exploratory stage, and we may not pursue these opportunities at the discretion of our management. Through the Company’s eco-systems of businesses based around sustainable, healthy living communities, Alset EHome intends to develop single family homes which are eco-friendly. They will be fitted out with solar energy products such as photovoltaic systems, battery systems, and car charging ports for sustainable transport as well as other energy efficient systems. The Company also envisions acquiring land surrounding its communities for solar farm projects to power these communities. The company intends to continue to explore other projects in and around Houston, Texas and bring this concept to other strategic parts of the US.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the CEO. Both land development projects and rental business are included in our only reporting segment – real estate. In determination of segments, the Company, together with its chief decision maker, considers factors that include the nature of business activities, allocation of resources and management structure.

As of December 31, 2023, we had total assets of $32,099,017 and total liabilities of $3,200,002. Total assets as of December 31, 2022 were $52,703,365 and total liabilities were $30,289,784.

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

Corporate Organization

The following chart describes the Company’s ownership of various subsidiaries:

Lakes at Black Oak

Our Lakes at Black Oak project is a land infrastructure development and sub-division project situated in Magnolia, Texas north of Houston. On July 3, 2018, our subsidiary 150 CCM Black Oak Ltd. entered into a Purchase and Sale Agreement with Houston LD, LLC for the sale of 124 lots within the Lakes at Black Oak project (the “Lakes at Black Oak Purchase Agreement”). Pursuant to the Lakes at Black Oak Purchase Agreement, it was agreed that 124 lots would be sold for a range of prices based on the lot type. In addition, Houston LD, LLC agreed to contribute a “community enhancement fee” for each lot, collectively totaling $310,000 which was held in escrow. 150 CCM Black Oak, Ltd. agreed to apply these funds exclusively towards an amenity package on the property.

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement (the “Amended and Restated Lakes at Black Oak Purchase Agreement”) for these 124 lots. Pursuant to the Amended and Restated Lakes at Black Oak Purchase Agreement, the purchase price remained at $6,175,000. 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended.

On January 18, 2019, the sale of 124 lots at Lakes at Black Oak was completed for $6,175,000 and the community enhancement fee equal to $310,000 was delivered to the escrow account, which was later drawn and closed. An impairment of real estate of approximately $2.4 million related to this sale was recorded on December 31, 2018. The revenue was recognized in January, 2019, when the sale was closed, and no gain or loss was recognized in January, 2019.

On July 20, 2018, Lakes at Black Oak received $4,592,079 of district reimbursement for previous construction costs incurred in the land development. Of this amount, $1,650,000 remained on deposit in the District’s Capital Projects Fund for the benefit of Black Oak and to be released upon receipt of the evidence of the: (a) execution of a purchase agreement between Black Oak and a home builder with respect to the Lakes at Black Oak development and (b) of the completion, finishing and making ready for home construction of at least 105 unfinished lots in the Lakes at Black Oak development. After entering the purchase agreement with Houston LD, LLC, the above requirements were met. The amount of the deposit was released to the Company.

On November 4, 2021, Black Oak received $750,000 reimbursement from Aqua Texas pursuant to a contractual agreement whereby Aqua is obligated to pay 150 CCM Black Oak $6,000 for each connection made to an individual single-family home upon sale to the end customer.

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

On March 17, 2023, 150 CCM Black Oak Ltd. (the “Seller”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 189 single-family detached residential lots developed within section 2 of Black Oak project. The sale of the first 94 lots closed on May 30, 2023. The sale of remaining lots closed on January 4, 2024.

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots (the “Section 4 Agreement”) comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots (the “Alset Villas Agreement”) in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions, and is expected to take place during the second quarter of 2024.

Pursuant to the terms of each of the agreements, the lots will be sold at a fixed per-lot price, and the Seller will also be entitled to receive a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees are anticipated to equal a combined total of $11 million for the two Agreements together; however, the purchase prices for each of the Agreements will be adjusted accordingly, if the total number of lots increases or decreases prior to the closing of the transactions contemplated by the Agreements.

Ballenger Run

In November 2015, we completed the $15.65 million acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. The Ballenger Run project is nearly complete, as all lots have been sold and the Company is completing its final tasks related to the project.

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

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Co-Chief Executive Officers and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2023, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2023, we had a material weakness that relates to the relatively small number of staff. This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremedied by the company as of December 31, 2023, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

Fai H. Chan and Moe T. Chan, our Co-Chief Executive Officers and each a director of our Company, are involved in a number of projects other than our Company’s real estate business. Both have their primarily residences and business offices in Asia, and accordingly, there will be limits on how often they are able to visit the locations of our real estate projects. Similarly, our Co-Chief Financial Officers are both engaged in non-real estate activities, and only one of our Co-Chief Financial Officers resides and works in the United States.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluate and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Item 2. Properties.

Lakes at Black Oak

The Lakes at Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development initially consisted of approximately 162 acres. On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.3 acre tract of land in Montgomery County. The Company has sold off residential lots at this location. CCM Black Oak Ltd is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

Alset Villas

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is in the process of developing 63 lots at Alset Villas. Sale of the 63 lots is pending closing of a Contract for Purchase and Sale and Escrow Instructions, entered into by the Company’s subsidiary 150 CCM Black Oak, Ltd. and Century Land Holdings of Texas, LLC on November 13, 2023.

Rental Properties

Recently, the Company expanded its real estate portfolio to single family rental houses. During 2021 and 2022, the Company, through its subsidiaries, acquired 112 homes in Montgomery and Harris Counties, Texas.

In the first 96 of the 112 rental homes that were acquired, as part of our commitment to advancing smart and healthy sustainable living, we installed Tesla PV solar panels and Powerwalls. In addition, we added technologies at many of the single-family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters.

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

Office Space

At the present time, the Company is renting offices in Bethesda, Maryland through Alset EHome. The lease for the Company’s Texas office was terminated on January 31, 2023. At the present time, our office space is sufficient for our operations as presently conducted, however, as we expand into new projects and into new areas of operations, we anticipate that we will require additional office space.

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

Holders

As of April 1, 2024, the Company had 53 shareholders.

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

The Company did not repurchase any shares of the Company’s common stock during 2023.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	Year Ended
	December 31, 2023	December 31, 2022

Revenue	$18,203,550	$665,291
Cost of Revenue	$11,462,218	$476,499
General and Administrative Expenses	$1,116,429	$1,395,415
Other Income (Expense)	$596,502	$(913,092)
Loss from Discontinued Operations	$10,175	$367,994
Net Income (Loss)	$6,211,230	$(2,487,709)

Revenue

Revenue was $18,203,550 for the year ended December 31, 2023 as compared to $665,291 for the year ended December 31, 2022. The increase in revenue is mainly caused by the increase in property sales from the Lakes at Black Oak project in 2023.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.2 million revenue.

The Company plans to continue its near-term focus on lot sales to regional and national builders. Funds from such lot sales will substantially improve the Company’s liquidity, strengthen its financial position and meet is working capital requirements.

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas (AHR Black Oak Lease Agreement”). The revenue from the lease was $16,800 in the year ended December 31, 2023.

In the year ended December 31, 2022 the last three homes in Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $126,737 in the year ended December 31, 2022 to $0 in year ended December 31, 2023. The decrease is a result of the decreased sale of properties to homebuyers in 2023.

Cost of Revenue

All cost of revenue in the years ended on December 31, 2023 and 2022 came from our Ballenger project, Lakes at Black Oak project and AHR Black Oak Lease Agreement. The gross margin for Ballenger project in year ended December 31, 2022 was 31%. The gross margin ratio for Lakes at Black Oak project in year ended 2023 was approximately 37%. The increase in cost of revenue and increase in gross margin is caused by the increase in property sales from the Lakes at Black Oak project in 2023. The Company sold remaining lots in its Ballenger project during 2022.The gross margin ratio for AHR Black Oak Lease Agreement in year ended December 31, 2023 was approximately 32%.

General and Administrative Expenses

The general and administrative expenses decreased from $1,395,415 for the year ended December 31, 2022 to $1,116,429 for the year ended December 31, 2023 mostly due to decreased depreciation expenses.

Other Income and Expenses

In the year ended December 31, 2023, the Company had other income of $596,502 compared to other expense of $913,092 in the year ended December 31, 2022. The increase in other income was caused by increase in interest income from related party promissory note.

Loss from Discontinued Operations

In the years ended December 31, 2023 and 2022, the discontinued operation loss from American Home REIT Inc. was $10,175 and $367,994, respectively.

Net Income (Loss)

The Company had a net loss of $2,487,709 for the year ended December 31, 2022 and a net income of $6,211,230 for the year ended on December 31, 2023. The increase in net income was caused by increased sales from the Lakes at Black Oak project.

Liquidity and Capital Resources

Our real estate assets have decreased to $10,727,530 as of December 31, 2023 from $23,970,911 as of December 31, 2022. This decrease is primarily caused by property sales from the Lakes at Black Oak project in 2023. Our liabilities decreased from $30,289,784 at December 31, 2022 to $3,200,002 at December 31, 2023. This decrease is primarily caused by the repayment of related party note payable. Our total assets have decreased to $32,099,017 as of December 31, 2023 from $52,703,365 as of December 31, 2022.

As of December 31, 2023, we had cash in the amount of $1,660,074, compared to $1,034,611as of December 31, 2022.

Our Ballenger Run project had a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. This loan has expired in 2022.

The future development timeline of Lakes at Black Oak will be based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans we may secure from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue.

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots (the “Section 4 Agreement”) comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots (the “Alset Villas Agreement”) in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions, and is expected to take place during the second quarter of 2024. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024 and 2025.

Pursuant to the terms of each of the agreements, the lots will be sold at a fixed per-lot price, and the Seller will also be entitled to receive a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees are anticipated to equal a combined total of $11 million for the two Agreements together; however, the purchase prices for each of the Agreements will be adjusted accordingly, if the total number of lots increases or decreases prior to the closing of the transactions contemplated by the Agreements.

The Company has obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-K.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022

Net Cash Provided by (Used in) Operating Activities	$12,644,484	$(10,082,104)
Net Cash Used in Investing Activities	$(749,836)	$(1,493,137)
Net Cash (Used in) Provided by Financing Activities	$(12,543,055)	$6,650,000
Net Change in Cash	$(648,407)	$(4,925,241)
Cash and restricted cash at beginning of the year	$2,530,488	$7,455,729
Cash and restricted cash at end of the year	$1,882,081	$2,530,488

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book. In 2023, cash provided by operating activities was $12,644,484 compared to cash used in operating activities of $10,082,104 in 2022. Included in these amounts was cash provided by discontinued operations of $10,175 and $1,540,681 for the years ended December 31, 2023 and 2022, respectively. Property sales from the Lakes at Black Oak project in 2023 were the main reason for the cash provided by operating activities in 2023.

Cash Flows from Investing Activities

In 2023 the Company received $1,000,000 from the sale of subsidiary, lent $563,178 to related parties and disposed $1,186,658 cash with the sale of a subsidiary. Cash flows used in investing activities in 2022 include the purchase of properties and improvements for our discontinued operations, as well as small expenditures for purchases of office computer equipment. The cash used by discontinued operations in 2022 for investing activities was $1,490,054.

Cash Flows from Financing Activities

In 2022, the Company borrowed $7,650,000 from related party and at the same time repaid $1,000,000 of related party loan. In 2023, the Company borrowed $6,020,000 from related party and at the same time repaid $18,563,055 of related party loan. There were no cash flows from financing activities in discontinued operations in either 2022 or 2023.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to be performed at certain times of year. This may impact the expenses of Alset EHome from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project and Lakes at Black Oak project, which were essentially most of the Company’s revenue in 2022 and 2023, respectively, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the years ended December 31, 2023 and 2022, deferred revenue was $2,100 and $0, respectively.

Sale of the Front Foot Benefit Assessments

We established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. During the years ended December 31, 2023 and 2022, we recognized revenue of $0 and $126,737 from FFB assessment, respectively.

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

Cost of rental revenue consists primarily of the costs associated with management and leasing fees to our management company, repairs and maintenance, depreciation, property taxes and other related administrative costs. Utility expenses are paid directly by tenants.

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

See following chart for details of the capitalized construction costs of Ballenger and Lakes at Black Oak projects as of December 31, 2023 and 2022:

	As of December 31, 2023
	Black Oak	Brandy Villas	Total
	($)	($)	($)
Hard Construction Costs	14,549,098	63,079	14,612,177
Engineering	3,563,359	206,998	3,770,357
Consultation	114,073	17,450	131,523
Project Management	5,481,101	-	5,481,101
Legal	288,863	2,485	291,348
Taxes	1,365,155	117,950	1,483,105
Other Services	78,701	11,891	90,592
Impairment	(5,920,599)	-	(5,920,599)
Construction - Sold Lots	(14,871,140)	-	(14,871,140)
Total	$4,648,611	$419,853	$5,068,464

Capitalized Finance Costs			$1,642,268
Construction in Progress			$6,710,732

	As of December 31, 2022
	Ballenger Run	Black Oak	Brandy Villas	Total
	($)	($)	($)	($)
Hard Construction Costs	29,253,317	10,960,927	-	40,214,245
Engineering	3,632,588	3,306,281	194,510	7,133,379
Consultation	340,528	121,698	16,950	479,176
Project Management	4,335,183	2,702,175	-	7,037,359
Legal	375,672	256,693	-	632,365
Taxes	1,325,086	1,204,186	43,770	2,573,042
Other Services	627,487	47,276	-	674,763
Impairment	-	(5,920,599)	-	(5,920,599)
Construction - Sold Lots	(39,889,863)	(1,364,805)	-	(41,254,668)
Total	$0	$11,313,832	$255,230	$11,569,062

Capitalized Finance Costs				$4,047,195

Construction in Progress				$15,616,257

As of December 31, 2023 and 2022, total capitalized finance related costs were $1,642,268 and $4,047,195, respectively.

The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be $350,000. The expected completion date for the final phases of the Ballenger Run project is July of 2024.

The required time and expenses needed to complete the Lakes at Black Oak and Alset Villas projects will be impacted by the strategy, or mix of strategies, we utilize at each project.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, Impairment Testing: Long- Lived Assets classified as held and used, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The Company did not record impairment on any of its projects during the years ended on December 31, 2023 and 2022.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended December 31, 2023 and 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

LiquidValue Development Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LiquidValue Development Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LiquidValue Development Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

The Company has significant transactions with related parties which are described in Note 5 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

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

Valuation of Real Estate Assets

Critical Audit Matter Description

As discussed in Note 1 to the consolidated financial statements, the real estate assets as of December 31, 2023 aggregated to $10.7 million. Real estate assets consist of construction in progress, land held for development, and other properties.

We identified the valuation of real estate assets as a critical audit matter due to the assets’ relative materiality to the financial statements and because auditing management’s valuation assertion involved a high degree of subjective and complex auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

We obtained an understanding of the Company’s process to support its real estate asset valuation assertion, including controls over management’s review of the significant assumptions. We considered the material weaknesses relating to management’s internal controls in determining the nature, timing and extent of audit tests applied in our audit.

Our primary substantive audit procedures included the following. We evaluated management’s quantitative analyses of fair value by evaluation of the reasonableness of methods and assumptions used by the Company’s valuation specialist and testing of the underlying data used by the Company in such analyses.

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

Jericho, New York

April 1, 2024

LiquidValue Development Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

Assets:
Real Estate
Construction in Progress	6,710,732	15,616,257
Land Held for Development	3,382,792	7,943,126
Other Properties	634,006	411,528
	10,727,530	23,970,911

Cash	1,774,314	1,034,611
Restricted Cash	107,767	309,219
Other Receivable	28,917	143,574
Reimbursement Receivable, net	6,707,079	-
Promissory Note Receivable - Related Party	12,702,270	-
Prepaid Expenses	-	8,032
Fixed Assets, Net	2,027	4,629
Deposits	21,491	23,603
Operating Lease Right-Of-Use Asset, net	27,622	108,950
Assets held for sale - discontinued operations	-	27,099,836
Total Assets	$32,099,017	$52,703,365

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable	$738,191	$442,463
Accrued Expenses	796,390	797,884
Accrued Interest - Related Parties	1,638,824	1,383,019
Deferred Revenue	2,100	-
Security Deposit	2,100	-
Operating Lease Liability	22,397	110,431
Note Payable - Related Parties	-	26,443,055
Liabilities held for sale - discontinued operations	-	1,112,932
Total Liabilities	3,200,002	30,289,784

Commitments and Contingencies (Note 8)	-	-

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at December 31, 2023 and December 31, 2022	704,043	704,043
Additional Paid in Capital	32,816,924	32,542,720
Accumulated Deficit	(4,701,911)	(10,907,442)
Total LiquidValue Development Inc. Stockholders’ Equity	28,819,056	22,339,321
Non-controlling Interests	79,959	74,260
Total Stockholders’ Equity	28,899,015	22,413,581
Total Liabilities and Stockholders’ Equity	$32,099,017	$52,703,365

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Revenue
Property	18,203,550	665,291
	18,203,550	665,291
Operating Expenses
Cost of Revenue	11,462,218	476,499
General and Administrative	1,116,429	1,395,415
Total Operating Expenses	12,578,647	1,871,914

Income (Loss) From Operations	5,624,903	(1,206,623)

Other Income & Expense
Interest Income – related party	788,458	-
Interest Expense – related party	(255,805)	(1,028,934)
Other Income	63,849	115,842
Total Other Income & Expense	596,502	(913,092)

Net Income (Loss) from Continuing Operations Before Income Taxes	6,221,405	(2,119,715)

Income Tax Expense	-	-

Net Income (Loss) from Continuing Operations	6,221,405	(2,119,715)

Loss from Discontinued Operations, Net of Tax	(10,175)	(367,994)

Net Income (Loss)	6,211,230	(2,487,709)

Net Income Attributable to Non-controlling Interests	5,699	22,724

Net Income (Loss) Attributable to Common Stockholders	$6,205,531	$(2,510,433)

Net Income (Loss) Per Share - Basic and Diluted
Continuing Operations	$0.01	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)
Net Income (Loss) per Share	$0.01	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the Years Ended on December 31, 2023 and 2022

	Common Stock				Total LiquidValue
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Development Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	704,043,324	$704,043	$32,542,720	(8,397,009)	24,849,754	$51,536	$24,901,290

Net (Loss) Income	-	$-	$-	(2,510,433)	(2,510,433)	$22,724	$(2,487,709)

Balance at December 31, 2022	704,043,324	$704,043	$32,542,720	(10,907,442)	22,339,321	$74,260	$22,413,581

Gain on Disposal of Subsidiary to Related Party	-	-	274,204	-	274,204	-	274,204

Net Income	-	-	-	6,205,531	6,205,531	5,699	6,211,230

Balance at December 31, 2023	704,043,324	$704,043	$32,816,924	(4,701,911)	28,819,056	$79,959	$28,899,015

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022

Cash Flows from Operating Activities
Net Income (Loss)	$6,211,230	$(2,487,709)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By (Used In) Operating Activities:
Depreciation	13,109	13,643
Non-cash Lease Expense	88,035	82,541
PPP Loan Forgiveness	-	(68,502)
Changes in Operating Assets and Liabilities
Real Estate Development	13,232,874	(8,766,476)
Accounts Receivable	-	37,103
Reimbursement Receivable, net	(6,707,079)	-
Related Party Receivable	-	26,565
Interest on Promissory Note Receivable – Related Party	(788,159)	-
Prepaid Expenses	1,325	144,115
Other Receivable	116,769	(7,224)
Accounts Payable	295,728	(995,294)
Accrued Expenses	(1,494)	(510,078)
Accrued Interest - Related Parties	255,805	1,029,136
Operating Lease Liability	(88,034)	(89,052)
Deferred Revenue	2,100	-
Security Deposits	2,100	-
Builder Deposits	-	(31,553)
Net Cash Provided by (Used in) Continuing Operating Activities	12,634,309	(11,622,785)
Net Cash Provided by Discontinued Operating Activities	10,175	1,540,681
Net Cash Provided by (Used in) Operating Activities	12,644,484	(10,082,104)

Cash Flows from Investing Activities
Purchase of Fixed Assets	-	(3,083)
Promissory Note Receivable – Related Party	(563,178)	-
Proceeds from sale of Subsidiary	1,000,000	-
Cash disposed as a result of sale of subsidiary	(1,186,658)	-
Net Cash Used in Continuing Investing Activities	(749,836)	(3,083)
Net Cash Used in Discontinued Investing Activities	-	(1,490,054)
Net Cash Used in Investing Activities	(749,836)	(1,493,137)

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	6,020,000	7,650,000
Repayment to Notes Payable - Related Parties	(18,563,055)	(1,000,000)
Net Cash (Used in) Provided by Continuing Financing Activities	(12,543,055)	6,650,000
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash (Used in) Provided by Financing Activities	(12,543,055)	6,650,000

Net Decrease in Cash and Restricted Cash	(648,407)	(4,925,241)
Cash and Restricted Cash - Beginning of Year	2,530,488	7,455,729
Cash and Restricted Cash - End of Year	$1,882,081	$2,530,488
Cash - Continuing Operation	1,774,314	1,034,611
Restricted Cash - Continuing Operation	107,767	309,219
Cash - Discontinued Operations	$-	$1,186,658
Total Cash and Restricted Cash	$1,882,081	$2,530,488

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Gain on Sale of AHR to Related Party	$274,204	$-
Forgiveness of Loan by Related Party in Exchange for Sale of AHR	$13,900,000	$-
Promissory Note Receivable Obtained in Exchange for Sale of AHR	$11,350,933	$-

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

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

Liquidity and Capital Resources

As of December 31, 2023, the Company had cash in the amount of $1,774,314, compared to $1,034,611 as of December 31, 2022.

The future development timeline of Lakes at Black Oak will be based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans we may secure from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue. The sale of remaining lots closed on January 4, 2024.

The Company has obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-K.

There is no guarantee that we will be able to execute on our plans as laid out above.

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2023	Attributable interest as of December 31, 2022
Alset EHome Inc.	Delaware	February 24, 2015	100%	100%
SeD USA, LLC	Delaware	August 20, 2014	100%	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%	100%
150 CCM Black Oak Ltd.	Texas	January 23, 2014	100%	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%	85%
SeD Builder, LLC	Delaware	October 21, 2015	100%	100%
SeD REIT Inc.	Maryland	August 20, 2019	100%	100%
Alset Solar Inc.	Texas	September 21, 2020	80%	80%
AHR Black Oak One, LLC	Delaware	September 29, 2021	100%	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interests.

As of December 31, 2023 and 2022, the aggregate noncontrolling interest was $79,959 and $74,260, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On December 31, 2023 and 2022 the Company adjusted $0 and $4,791,997 between building and land, respectively. During the years 2023 and 2022, the Company adjusted depreciation expenses of $0 and $197,609, respectively.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2023 or 2022.

Fair Value of Financial Instruments

The carrying value of cash, restricted cash, accounts payable and accrued expenses, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

● Level 1 – quoted prices in active markets for identical assets and liabilities;

● Level 2 – observable market-based inputs or unobservable inputs that are corroborated by market data; and

● Level 3 – significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit are outstanding as of December 31, 2023 and 2022. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of December 31, 2023 and 2022, the total balance of this account was $107,767 and $309,219, respectively.

Accounts Receivable

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for credit losses based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at December 31, 2023 and 2022.

Reimbursement Receivable, Net

Reimbursement receivable includes developer reimbursements for Black Oak project. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at December 31, 2023.

Fixed Assets, Net

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

The Company did not record impairment on any of its projects during the year ended on December 31, 2023, nor for the year ended December 31, 2022.

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

On March 17, 2023, 150 CCM Black Oak Ltd. (the “Seller”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 189 single-family detached residential lots developed within section 2 of Lakes at Black Oak project. The sale of the first 94 lots closed on May 30, 2023. The sale of remaining lots closed on January 4, 2024.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended on December 31, 2023 and 2022.

Revenue Recognition

●	Land Development Revenue Recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Ballenger project and Lakes at Black Oak project, which earned majority of the Company’s revenue in 2022 and 2023, respectively, is as follows:

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

The builders do the inspections to make sure all conditions/requirements are met before taking title of lots. The Company recognizes revenue when title is transferred. The Company does not have further performance obligations once title is transferred. Revenue is recognized at a point in time.

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

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within deferred revenue on the Company’s consolidated balance sheets.

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the years ended December 31, 2023 and 2022, deferred revenue was $2,100 and $0, respectively.

Sale of the Front Foot Benefit Assessments

We established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. During the years ended on December 31, 2023 and 2022, we recognized revenue $0 and $126,737 from FFB assessment, respectively.

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

Cost of rental revenue consists primarily of the costs associated with management and leasing fees to our management company, repairs and maintenance, depreciation, property taxes and other related administrative costs. Utility expenses are paid directly by tenants.

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

The Company’s tax returns for 2022, 2021 and 2020 remain open to examination.

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

Recently Adopted Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, “Revenue from Contracts with Customers”. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company adopted these requirements prospectively, effective on the first day of year 2023. The application of the ASU 2021-08 has not had a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date, based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The Company adopted these requirements using the modified retrospective approach, effective on the first day of year 2023. The impact to the Company’s accumulated deficit at January 1, 2023 was immaterial. The application of the ASU 2016-13 has not had a material impact on our consolidated financial statements.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At December 31, 2023 and December 31, 2022, uninsured cash and restricted cash balances were $634,808 and $1,354,302, respectively.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken from the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. All deposits were returned to NVR during the year ending December 31, 2022. On December 31, 2023 and 2022, there was $0 and $0, respectively.

4. NOTES PAYABLE

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan has expired during 2022 and only L/C is outstanding as of December 31, 2023 and 2022. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

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

5. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

Alset EHome receives advances from SeD Home Limited (an affiliate of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2023 and 2022, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2023 and 2022, the Company owed $868,301 and $27,597,517 to SeD Intelligent Home, respectively. During 2023, as part of the selling price of our subsidiary, AHR, the Company was forgiven $13,900,000 million of the loan. This forgiveness amount reduced our investment in AHR. For further details on this transaction, refer to Note 7 – Discontinued Operations.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners has been paid certain bonuses, including (i) a sum of $50,000 in June, 2022; (ii) a sum of $50,000 in August 2023; and (iii) a sum of $50,000 in December 2023.

The Company incurred expenses of $400,000 and $350,000 in the years ended December 31, 2023 and 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2023 and 2022, the Company owed this related party $27,535 and $25,000, respectively. These amounts are included in Accounts Payable and Accrued Expenses in the accompanying consolidated balance sheets.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company paid Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement had a term that ended December 31, 2021. Alset International provided the Company with services related to the development of the Lakes at Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the years ended December 31, 2023 and 2022 the Company incurred expense of $0 and $720,000, respectively, and owed this related party $0 and $720,000 as of December 31, 2023 and 2022, respectively. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owes the funds to Alset International.

Advance to Alset Inc.

The Company provides working capital advances for Alset Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2023 and December 31, 2022, the balance of these advances was $21,212 and $0, respectively.

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

Alset EHome Inc. sold AHR for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The closing of this transaction was approved by the stockholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The promissory note carries interest rate of 7.2% and matures on January 13, 2028. The Company accrued $788,159 interest on note receivable from Alset Inc. on December 31, 2023. The Company records an allowance for credit losses based on previous collection experiences and the creditability of the counter-party. The allowance amount for this promissory note was immaterial at December 31, 2023.

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

6. SHAREHOLDERS’ EQUITY

As of December 31, 2023 and 2022, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

7. DISCONTINUED OPERATIONS

On December 9, 2022 Alset EHome Inc. (Alset EHome), a subsidiary of the Company, entered into stock purchase agreement with Alset International Limited (“Alset International”) and Alset Inc., pursuant to which Alset Inc. agreed to purchase all of the outstanding shares of American Home REIT Inc., a wholly owned subsidiary of Alset EHome. American Home REIT Inc. is the owner of 112 rental homes. Alset EHome is a majority-owned, indirect subsidiary of Alset International, while Alset International is a majority-owned, indirect subsidiary of Alset Inc. The purchase price of the transaction was established at $26,250,933. Pursuant to the stock purchase agreement the purchase price should be satisfied by (i) a cash payment from Alset Inc. to Alset EHome of $1,000,000 in immediate available funds; (ii) the offset of amount owned by Alset International to Alset Inc. in the amount of $13,900,000, and simultaneously Alset International will offset the same amount owed by Alset EHome to Alset International in an the same amount; and (iii) the issuance of the Promissory Note by Alset Inc. to Alset EHome in the amount of $11,350,933. The closing of this sale is subject to the approval of shareholders of Alset International. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The Company accrued $788,159 interest on note receivable from Alset Inc. on December 31, 2023.

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

The closing of this transaction was completed on January 13, 2023.

The composition of assets and liabilities included in discontinued operations are as follows:

	January 13, 2023	December 31,2022
	($)	($)
Assets:
Real Estate
Land	$-	$4,908,590
Building and Improvements	-	21,933,889
Less: Accumulated Depreciation	-	(973,257)
Total Real Estate	-	25,869,222

Cash	-	1,186,658
Accounts Receivable	-	34,743
Related Party Receivable	-	4,800
Prepaid Expenses	-	4,413
Total Assets	$-	$27,099,836

Liabilities:

Accounts Payable and Accrued Expenses	$-	$1,112,932
Total Liabilities	$-	$1,112,932

The aggregate financial results of discontinued operations were as follows:

	Period Ended January 13, 2023	Year Ended December 31, 2022

Rental Revenue	$81,767	$1,810,011

Expenses
General and Administrative	31,315	237,665
Cost of Revenues	31,506	1,087,471
Depreciation Expense	29,121	852,746

Total Operating Expenses	91,942	2,177,882

Loss From Operations	(10,175)	(367,871)

Bank Charges	-	123
Total Other Expense	-	-

Loss from Discontinued Operations	$(10,175)	$(367,994)

The cash flows attributable to the discontinued operations are as follows:

	Period Ended January 13, 2023	Year Ended December 31, 2022

Operating	$10,175	$1,540,681
Investing	-	(1,490,054)
Financing	-	-
Net Change in Cash	$10,175	$(50,627)

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Maryland. The lease for the Company’s Texas office was terminated on January 31, 2023 while the lease of the Company’s Maryland office expires on March 31, 2024. The monthly rental payments ranged between $2,335 and $8,143, respectively. Rent expense was $88,616 and $116,869 for the years ended December 31, 2023 and 2022, respectively. Total cash paid for operating leases was $100,210 and $124,015 for the years ended December 31, 2023 and 2022, respectively. The below table summarizes future payments due under these leases as of December 31, 2023.

The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2023 was $27,622 and $22,397, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Year Ended December 31, 2023
Weighted Average Remaining Operating Lease Term (in years)	0.25
Weighted Average Discount Rate	3.94%

The below table summarizes future payments due under these leases as of December 31, 2023.

For the Years Ended December 31:

2024	24,430
Total Minimum Lease Payments	$24,430
Less: Effect of Discounting	(2,033)
Present Value of Future Minimum Lease Payments	22,397
Less: Current Obligation under Lease	22,397
Long-term Lease Obligation	$-

Lot Sale Agreements

●	Ballenger Project

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2015, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. During years ended December 31, 2023 and 2022, NVR has purchased 0 and 3 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of December 31, 2023 and 2022, the accrued balance due to NVR was $189,475 and $189,475, respectively.

●	Lakes at Black Oak Project

-	Agreement to Sell 142 and 63 Lots

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots (the “Section 4 Agreement”) comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots (the “Alset Villas Agreement”) in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions, and is expected to take place during the second quarter of 2024.

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

9. INCOME TAXES

The components of income tax expense and the effective tax rates for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Current:
Federal	$-	$-
State	-	-
Total Current	-	-
Deferred:
Federal	998,912	(498,408)
State	458,625	(145,288)
Total Deferred	1,457,537	(643,697)
Valuation Allowance	(1,457,537)	643,697
Total Income Tax Expense	$-	$-

Pre-tax Income (Loss) from Continuing Operations	6,221,405	(2,119,715)
Pre-tax (Loss) from Discontinuing Operations	(10,175)	(367,994)
Pre-tax Income (Loss)	$6,211,230	$(2,487,709)

Effective Income Tax Rate	0.0%	0.0%

A reconciliation of our income tax expense at federal statutory income tax rate of 21.0% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Tax at the Statutory Federal Rate	21.0%	21.0%
Capitalized Construction Costs	-14.4%	1.0%
Deferred Finance Cost	2.1%	-8.1%
Miscellaneous Permanent Items	0.0%	4.6%
Valuation Allowance	-8.7%	-18.6%
Effective Income Tax Rate	0.0%	0.0%

Deferred tax assets (liabilities) consist of the following at December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Accrued Interest Expense	6,310,548	5,802,873
Accrued Expense	8,895	8,895
Partnership Gain	13,175	13,175
Real Estate Impairment	729,312	2,253,228
Others	197,156	83,311
Net Operating Loss	1,060,038	714,822
Total deferred tax assets:	8,319,124	8,876,305

Deferred tax liabilities:
Accrued Interest Income	(7,128,049)	(6,304,175)
Accumulated Depreciation and Amortization	(204,192)	(140,886)
Total deferred tax liabilities:	(7,332,242)	(6,445,060)

Deferred Tax Assets / (Liabilities), net	986,882	2,431,244
Less valuation allowance	(986,882)	(2,431,244)
Deferred Tax Asset c/f	-	-

As of December 31, 2023, the Company has Federal and Maryland State net operating loss carry-forwards of approximately $4,113,000 and $3,012,000, respectively. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2023, the valuation allowance decreased by $1,457,537.

As of December 31, 2023, total tax receivable is $35,451, including federal income tax receivable $3,228, and Maryland state income tax receivable $32,223. As of December 31, 2022, total tax receivable is $143,574, including federal income tax receivable $111,351, and Maryland state income tax receivable $32,223.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. We have substantially concluded all U.S. federal income tax and state tax matters through 2019. However, our federal tax returns for the years 2020 through 2022 remain open to examination. State tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

10. SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date through the date of this report and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements except as follows:

150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership and a wholly owned subsidiary of LiquidValue Development Inc., has sold 95 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak” to VPDHL LABO LB LLC, a Delaware limited liability company. The lots were sold at a fixed per-lot price, and the Seller also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of $5,033,390. The sale of the lots closed on January 4, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b), 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2023 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Item 9B. Other Information.

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Fai H. Chan	79	Co-Chief Executive Officer and Chairman of the Board of Directors
Moe T. Chan	45	Co-Chief Executive Officer and Member of the Board of Directors
Charles MacKenzie	53	Member of the Board of Directors
Rongguo (Ronald) Wei	52	Co-Chief Financial Officer
Alan W. L. Lui	53	Co-Chief Financial Officer

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

Business Experience

Fai H. Chan. Mr. Chan has served as a member of our Board of Directors since January 2017 and has served as Co-Chief Executive Officer of the Company since December 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited, since April 2014, and has served as a director of that company since May of 2013. Since March, 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of Alset Inc., a Nasdaq listed company. Mr. Chan has served as the Chairman of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.), a Nasdaq listed company, since October 2021. Additionally, Mr. Chan has served as a member of the Board of Directors of Hapi Metaverse Inc. (formerly known as GigWorld Inc.), a technology company since October of 2014, as Executive Chairman since December 2017 and served as the Acting Chief Executive Officer of Hapi Metaverse Inc. from August 2018 until September 2020, having previously served as Chief Executive Officer from December of 2014 until June of 2017. He has served as an Executive Chairman of the Board of Directors of DSS, Inc., an NYSE listed company, since January 2017 and as Chairman of the Board since March of 2019. Mr. Chan served as a non-executive director of Holista CollTech Ltd., an ASX listed company, from July 2013 to June 2021. Mr. Chan served as a director of OptimumBank Holdings, Inc. from June 2018 to April 2022. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April of 2020.

Mr. Chan’s previous experiences include serving as Managing Chairman of Zensun Enterprises Limited (formerly known as ZH International Holdings Limited and Heng Fai Enterprises Limited), an investment holding company listed on the HKSE, from 1992 to 2015. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a property development company in Singapore which was listed on the Singapore Exchange Mainboard, from March 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, a Hong Kong listed investor and operator of city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan served on the Board of RSI International Systems, Inc., a Toronto Stock Exchange-listed, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

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

Moe T. Chan. Moe Chan was appointed Co-Chief Executive Officer of our Company and a member of our Board of Directors in December 2017. Moe Chan also serves as the Co-Chief Executive Officer and Executive Director of Alset International. Moe Chan is responsible for Alset International’s international property development business (including serving as Co-Chief Executive Officer-International and a member of the Board of Alset EHome). Moe Chan has served as an Executive Director of Alset Inc., a Nasdaq listed company, since October 2022 and also as Co-Chief Executive Officer since July 2021. Moe Chan has served as a director of DSS, Inc., a NYSE listed company, since September 2020. From April 2014 to June 2015 Moe Chan was the Chief Operating Officer of Zensun Enterprises Limited (formerly known as ZH International Holdings Limited and Heng Fai Enterprises Limited), an investment holding company listed on the HKSE and was responsible for that company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, he was an executive director (from March 2006 to February 2014) and the Chief of Project Development (from April 2013 to February 2014) of SingHaiyi Group Ltd (now known as SingHaiyi Group Pte. Ltd.), a property development company in Singapore which was listed on the Singapore Exchange Mainboard, overseeing its property development projects. He was also a non-executive director of the Toronto Stock Exchange-listed RSI International Systems Inc., a hotel software company and the developer of RoomKeyPMS, a web-based property management system, from July 2007 to August 2016.

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

Charles MacKenzie. Mr. MacKenzie has served as a member of the Company’s Board of Directors since December 2017 and serves as the Chief Development Officer for SeD Development Management, a subsidiary of Alset EHome, since July of 2015. Mr. MacKenzie also has served as a member of the Board of Directors of Alset EHome since October of 2017 and as Chief Executive Officer – United States since April 2020. In December 2019 Mr. MacKenzie was appointed the Chief Development Officer of Alset Inc., a Nasdaq listed company. He was previously the Chief Development Officer for Inter- American Development (IAD), a subsidiary of Heng Fai Enterprises (now known as Zensun Enterprises Limited) from April of 2014 to June of 2015. Mr. MacKenzie was the Founder and President of MacKenzie Equity Partners, specializing in mixed-use real estate investments since 2006, and served in various brokerage and development roles with MacKenzie Commercial Real Estate Services from 1997 to 2006. Mr. MacKenzie focuses on acquisitions and development of residential and mixed-use projects within the United States. Mr. MacKenzie specializes in site selection, contract negotiations, marketing and feasibility analysis, construction and management oversight, building design and investor relations. Mr. MacKenzie has developed over 1,300 residential units inclusive of single-family homes, multi-family, and senior living dwellings totaling more than $110M and over 650,000 square feet of commercial valued at over $100 million. Mr. MacKenzie received a BA and graduate degree from St. Lawrence University where he served on the Board of Trustees from 2003-2007.

Director Qualifications of Charles MacKenzie:

The board of directors appointed Charles MacKenzie in recognition of his extensive knowledge of real estate and ability to assist the Company in expanding its business.

Rongguo (Ronald) Wei. Mr. Wei has served as the Company’s Chief Financial Officer since March 2017. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. Mr. Wei has also served as Co-Chief Financial Officer of Alset Inc., a Nasdaq listed company, since March 2018 and has served as Chief Financial Officer of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.), a Nasdaq listed company, since October of 2021. As the Chief Financial Officer of our subsidiary SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting, and taxation activities for that company. Prior to joining SeD Development Management LLC in August of 2016, Mr. Wei worked for several different US multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August of 2014 to July of 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January of 2013 to June of 2014 and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Mr. Wei also worked as an equity analyst in Hong Yuan Securities, an investment bank, in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a certified public accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor degree from Beihang University. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 2017 until May 2017, and served as Chief Financial Officer of such company from February, 2017 to November, 2017.

Alan W. L. Lui. Mr. Lui has served as the Company’s Co-Chief Financial Officer since December 2017 and has served as the Co-Chief Financial Officer of Alset EHome since October of 2017. Mr. Lui has served as Chief Financial Officer of Hapi Metaverse Inc. (formerly known as GigWorld Inc.), a technology company since May 2016 and has served as a director of one of Hapi Metaverse’s subsidiaries since July of 2016. Mr. Lui has been Chief Financial Officer of Alset International, the Company’s majority shareholder since November 2016 and served as its Acting Chief Financial Officer since June 2016. Mr. Lui has served as an Executive Director of Alset International since July 2020. Since October of 2016, Mr. Lui has also served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company. Mr. Lui has also served a Co-Chief Financial Officer of Alset Inc., a Nasdaq listed company, since March, 2018. From June of 1997 through March of 2016, Mr. Lui served in various executive roles at Zensun Enterprises Limited (formerly known as ZH International Holdings Limited and Heng Fai Enterprises Limited), an investment holding company listed on the HKSE including as Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management in Hong Kong. He also managed all financial forecasts and planning. Mr. Lui is a Certified Practicing Accountant in Australia and received a Bachelor’s Degree in Business Administration from the Hong Kong Baptist University in 1993.

The board of directors has no audit, nominating or compensation committees.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

At the present time, neither LiquidValue Development Inc. nor Alset EHome and its subsidiaries is a party to any compensation arrangements with any officer or director of either entity and has made no provisions for paying cash or non-cash compensation to such officers and directors, except for Charles MacKenzie and Rongguo (Ronald) Wei. A subsidiary of Alset EHome is paying salaries to six employees at the present time, which includes Mr. Wei, and has consulting arrangements with certain individuals, including Mr. MacKenzie.

In 2023, Mr. Wei was compensated by SeD Development Management LLC for his services to Alset EHome at a rate of $176,517 per year. In 2022, Mr. Wei was compensated by SeD Development Management LLC for his services to Alset EHome at a rate of $156,184 per year. Mr. Wei has been compensated by SeD Development Management LLC since 2016. Mr. Wei was not paid by LiquidValue Development Inc. prior to its acquisition of Alset EHome. SeD Development Management LLC will continue to compensate Mr. Wei at the same rate, and he will perform services for LiquidValue Development Inc. as well as its subsidiary Alset EHome.

A company controlled by Mr. MacKenzie was paid consulting fees of approximately $25,000 per month (and $100,000 additional bonus) in 2023, which includes payment for his services to Alset EHome and its subsidiaries.

Fai H. Chan is compensated by Alset International, where he serves as Chief Executive Officer. He is also compensated by Alset Inc., which owns the majority of Alset International. Alan Lui is employed and compensated by Alset International. Moe T. Chan is also employed and compensated by Alset International. Moe T. Chan is also compensated by Alset Business Development Pte. Ltd., a 100% owned indirect subsidiary of Alset Inc. as part of their duties as officers or consultants of Alset International, each of these three individuals works on a number of matters for Alset International, including devoting various amounts of time to the management of Alset International’s various subsidiaries and divisions, such as LiquidValue Development and Alset EHome. The amount of time each of these individuals spends on matters related to LiquidValue Development and Alset EHome has varied greatly based on the Company’s needs, and no definite statement may be made as to what percentage of these three individuals’ time has been spent or will be spent in the future on matters related to LiquidValue Development and Alset EHome. LiquidValue Development and Alset EHome and its subsidiaries do not compensate these three individuals for their services.

The table below summarizes all compensation awarded to, earned by, or paid to LiquidValue Development Inc.’s named executive officer for all services rendered in all capacities to us for the period from January 1, 2022 through December 31, 2023.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	deferred	All
Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	Plan Comp	Comp Earnings	Other Comp		Total

Fai H. Chan (2)	2023
Chairman of the Board and Co-Chief Executive Officer	2022

Moe T. Chan (2)	2023
Director and Co-Chief Executive Officer	2022

Rongguo (Ronald) Wei	2023	$176,517								$176,517
Co-Chief Financial Officer	2022	$156,184								$156,184

Alan W. L. Lui (2)	2023
Co-Chief Financial Officer	2022

Charles MacKenzie	2023							$400,000	(3)	$400,000	(3)
Director	2022							$350,000	(3)	$350,000	(3)

(1)	Effective as of December 29, 2017, Fai H. Chan was appointed as our Chairman and Co-Chief Executive Officer; Moe T. Chan was appointed as a member of our Board and as Co-Chief Executive Officer; Rongguo (Ronald) Wei and Alan W. L. Lui were appointed as our Co-Chief Financial Officers; and Charles MacKenzie joined the Company’s Board of Directors.

(2)	Alset International compensates Fai H. Chan, Moe T. Chan and Alan W. L. Lui for their services to a number of divisions and subsidiaries of Alset International. Each of these three individuals work on a number of matters for Alset International, including devoting various amounts of time to matters related to LiquidValue Development Inc. LiquidValue Development Inc. does not compensate these individuals.

(3)	A company controlled by Mr. MacKenzie was paid total consulting fees of $350,000 in 2022 and $400,000 in 2023 by Alset EHome.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of December 31, 2023, and as of April 1, 2024, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address (2)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)

Fai H. Chan (3)	704,015,730	99.99%
Moe T. Chan	0	0.00%
Charles MacKenzie	0	0.00%
Rongguo (Ronald) Wei	0	0.00%
Alan W. L. Lui	0	0.00%
All Directors and Officers (6 individuals)	704,015,730	99.99%
Alset International Limited (3)	704,015,730	99.99%
SeD Intelligent Home, Inc. (3)	704,015,730	99.99%

(1)	Based upon 704,043,324 outstanding common shares as of December 31, 2023 and April 1, 2024.

(2)	The mailing address for each individual and entity set forth above is c/o LiquidValue Development Inc., 4800 Montgomery Lane, Suite 210, MD 20814.

(3)	Fai H. Chan may be deemed to be the beneficial owner of those 704,015,730 shares held by Alset International Limited’s wholly-owned subsidiary SeD Intelligent Home, Inc. Mr. Chan is the Chairman and Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited and the Chairman and Chief Executive Officer of Alset Inc., a Nasdaq listed company. The majority of Alset International Limited is owned by a wholly-owned subsidiary of Alset Inc. Mr. Chan is the largest shareholder of Alset Inc. both directly and through HFE Holdings Limited, a holding company owned by Mr. Chan.

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

Transactions with Related Persons, Promoters, and Certain Control Persons

Loan from SeD Home Limited

Alset EHome receives advances from SeD Home Limited (an affiliate of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2023 and 2022, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc. (f.k.a. SeD Home International)

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On December 31, 2023 and 2022, the Company owed $868,301 and $27,597,517 to SeD Intelligent Home, respectively.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners has been paid certain bonuses, including (i) a sum of $50,000 in June, 2022; (ii) a sum of $50,000 in August, 2023; and (iii) a sum of $50,000 in December, 2023.

The Company incurred expenses of $400,000 and $350,000 in the years ended December 31, 2023 and 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2023 and 2022, the Company owed this related party $27,535 and $25,000, respectively.

On December 29, 2020, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with Alset International, pursuant to which the Company paid Alset International a one-time payment of $360,000 for the services of certain Alset International staff members the Company received in 2020, and agreed to pay Alset International $30,000 per month for services to be provided in 2021. This Management Services Agreement had a term that ended December 31, 2021. Alset International provided the Company with services related to the development of the Lakes at Black Oak and Ballenger Run real estate projects near Houston, Texas and in Frederick, Maryland, respectively, and the potential development of future real estate projects. During the years ended December 31, 2023 and 2022 the Company incurred expense of $0 and owed this related party $0 and $720,000 as of December 31, 2023 and 2022, respectively. This balance due is included in the loan amount from SeD Intelligent Home Inc., which in turn owes the funds to Alset International.

Advance to Alset Inc.

The Company provides working capital advances for Alset Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2023 and December 31, 2022, the balance of these advances was $21,212 and $0, respectively.

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

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Audit Fees	$124,328	$100,181
Audit-Related Fees	$25,688	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$150,016	$100,181

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2023 and December 31, 2022 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2023 and December 31, 2022 that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” In 2023 such fees were related to expenses incurred in relation to additional services the auditors performed per request of the foreign auditor of one of our subsidiaries.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2023 and December 31, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets as of December 31, 2023 and December 31, 2022

Statements of Operations for the twelve months ended December 31, 2023 and December 31, 2022

Statements of Stockholders’ Equity (Deficit) for the period December 31, 2022 through December 31, 2023

Statements of Cash Flows for the twelve months ended December 31, 2023 and December 31, 2022

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description

2.1	Acquisition Agreement and Plan of Merger dated December 29, 2017 by and among SeD Intelligent Home Inc., SeD Acquisition Corp., SeD Home International, Inc. and SeD Home Inc. incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.
3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.
3.3	Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.3 to Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 2, 2017.
3.4	Certificate of Incorporation of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.5	Bylaws of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.6	Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.
4.1	Description of Securities, incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022.
10.1	Consulting Agreement dated June 23, 2022, by and between SeD Development Management LLC and MacKenzie Equity Partners, LLC, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2022.
10.2	Loan Agreement, dated as of June 18, 2020, by and between SeD Home & REITs Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.
10.3	Management Services Agreement between LiquidValue Development Inc. and Alset International Limited, dated December 29, 2020 incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022
10.4	Stock Purchase Agreement dated December 9, 2022, by and between Alset EHome Inc., Alset International Limited, and Alset Inc, incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.

10.5	Promissory Note dated December 9, 2022, by and between Alset Inc. and Alset EHome Inc, incorporated by reference to Exhibit 10.5 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.6(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of October 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.7(2)	First Amendment to Contract for Purchase and Sale and Escrow Instructions, dated as of November 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.8(1)(2)	Purchase and Sale Agreement, dated March 16, 2023, between 150 CCM Black Oak, LTD and Rausch Coleman Homes Houston, LLC, incorporated by reference to Exhibit 10.8 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.9(1)(2)	Contract of Sale, dated March 17, 2023, between 150 CCM Black Oak, LTD and Davidson Homes, LLC, incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.10(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
10.11(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
21*	Subsidiaries of the Company.
31.1a*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clawback Policy of Liquidvalue Development Inc.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

LiquidValue Development Inc.

Dated: April 1, 2024	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fai H. Chan	Co-Chief Executive Officer, Director	April 1, 2024
Fai H. Chan	(Principal Executive Officer)

/s/ Moe T. Chan	Co-Chief Executive Officer, Director	April 1, 2024
Moe T. Chan	(Principal Executive Officer)

/s/ Charley MacKenzie	Director	April 1, 2024
Charley MacKenzie

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	April 1, 2024
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan W. L. Lui	Co-Chief Financial Officer	April 1, 2024
Alan W. L. Lui	(Principal Financial Officer and Principal Accounting Officer)

