Form 10-Q
period 2024-03-31
LiquidValue Development Inc.
filed 2024-05-08
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
		Audited
Assets:
Real Estate
Construction in Progress	$5,307,345	$6,710,732
Land Held for Development	2,328,479	3,382,792
Other Properties	629,378	634,006
	8,265,202	10,727,530

Cash	2,251,182	1,774,314
Restricted Cash	107,793	107,767
Other Receivable	35,148	28,917
Reimbursement Receivable, Net	7,668,075	6,707,079
Promissory Note Receivable - Related Party	15,349,719	12,702,270
Fixed Assets, Net	1,427	2,027
Deposits	21,491	21,491
Operating Lease Right-Of-Use Asset, Net	209,931	27,622
Total Assets	$33,909,968	$32,099,017

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable	$1,311,251	$738,191
Accrued Expenses	803,015	796,390
Accrued Interest - Related Parties	1,584,571	1,638,824
Deferred Revenue	2,100	2,100
Security Deposit	4,301	2,100
Operating Lease Liability	209,931	22,397
Total Liabilities	3,915,169	3,200,002

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at March 31, 2024 and December 31, 2023	704,043	704,043
Additional Paid in Capital	32,816,924	32,816,924
Accumulated Deficit	(3,604,944)	(4,701,911)
Total LiquidValue Development Inc. Stockholders’ Equity	29,916,023	28,819,056
Non-controlling Interests	78,776	79,959
Total Stockholders’ Equity	29,994,799	28,899,015
Total Liabilities and Stockholders’ Equity	$33,909,968	$32,099,017

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$5,045,402	$-
	5,045,402	-
Operating Expenses
Cost of Revenue	3,911,947	-
General and Administrative	310,757	385,784
Total Operating Expenses	4,222,704	385,784

Income (Loss) from Operations	822,698	(385,784)

Other Income and Expense
Interest Income-related party	258,038	172,486
Interest Expense-related party	-	(170,835)
Other Income	15,048	-
Total Other Income	273,086	1,651

Net Income (Loss) from Continuing Operations Before Income Taxes	1,095,784	(384,133)

Income Tax Expense	-	-

Net Income (Loss) from Continuing Operations	1,095,784	(384,133)

Loss from Discontinued Operations, Net of Tax	-	(10,175)

Net Income (Loss)	$1,095,784	$(394,308)

Net Loss Attributable to Non-controlling Interests	(1,183)	(1,110)

Net Income (Loss) Attributable to Common Stockholders	$1,096,967	$(393,198)

Net Income (Loss) Per Share - Basic and Diluted
Continuing Operations	$0.00	$(0.00)
Discontinued Operations	0.00	(0.00)
Net Income (Loss) per Share - Basic and Diluted	$0.00	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three-Months Periods ended March 31, 2024 and 2023

	Common Stock		Additional		Total LiquidValue Development Inc.	Non-	Total
	Shares	Par Value $0.001	Paid in Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Stockholders’ Equity

Balance at January 1, 2024	704,043,324	$704,043	$32,816,924	$(4,701,911)	$28,819,056	$79,959	$28,899,015

Net Income (Loss)	-	-	-	1,096,967	1,096,967	(1,183)	1,095,784

Balance at March 31, 2024	704,043,324	$704,043	$32,816,924	$(3,604,944)	$29,916,023	$78,776	$29,994,799

	Common Stock		Additional		Total LiquidValue Development Inc.	Non-	Total
	Shares	Par Value $0.001	Paid in Capital	Accumulated Deficit	Stockholders’ Equity	controlling Interests	Stockholders’ Equity

Balance at January 1, 2023	704,043,324	$704,043	$32,542,720	$(10,907,442)	$22,339,321	$74,260	$22,413,581

Gain on Disposal of Subsidiary to Related Party	-	-	274,204	-	274,204	-	274,204

Net Loss	-	-	-	(393,198)	(393,198)	(1,110)	(394,308)

Balance at March 31, 2023	704,043,324	$704,043	$32,816,924	$(11,300,640)	$22,220,327	$73,150	$22,293,477

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023

Cash Flows from Operating Activities
Net Income (Loss)	$1,095,784	$(394,308)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	5,228	3,361
Non-cash Lease Expense	29,655	22,009
Changes in Operating Assets and Liabilities
Real Estate Development	2,457,700	(2,480,899)
Related Party Receivable	(203,757)	-
Promissory Note Receivable - Related Party	-	(176,687)
Reimbursement Receivable	(960,996)	-
Prepaid Expenses	-	630
Other Receivable	(6,231)	2,112
Accounts Payable and Accrued Expenses	579,685	1,849,162
Accrued Interest - Related Parties	(54,253)	170,836
Operating Lease Liability	(24,430)	(22,008)
Security Deposits	2,201	-
Net Cash Provided by (Used in) Continuing Operating Activities	2,920,586	(1,025,792)
Net Cash Provided by Discontinued Operating Activities	-	10,175
Net Cash Provided by (Used in) Operating Activities	$2,920,586	$(1,015,617)

Cash Flows from Investing Activities
Promissory Note Receivable - Related Party	(2,443,692)	-
Net Cash Used in Continuing Investing Activities	(2,443,692)	-
Net Cash Used in Discontinued Investing Activities	-	-
Net Cash Used in Investing Activities	$(2,443,692)	$-

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	2,650,000	610,000
Repayment to Notes Payable - Related Parties	(2,650,000)	-
Net Cash Provided by Continuing Financing Activities	-	610,000
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	$-	$610,000

Net Increase (Decrease) in Cash and Restricted Cash	476,894	(405,617)
Cash and Restricted Cash - Beginning of Year	1,882,081	1,343,830
Cash and Restricted Cash - End of Period	$2,358,975	$938,213
Cash - Continuing Operation	2,251,182	628,918
Restricted Cash - Continuing Operation	107,793	309,295
Cash - Discontinued Operations	-	-
Total Cash and Restricted Cash	$2,358,975	$938,213

Supplementary Cash Flow Information
Cash Paid for Interest	-	-
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Sale of AHR to Related Party	$-	$25,976,729
Initial Recognition of Operating Lease Right-of-Use Asset and Liability	$209,931	$-

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

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

The Company was also in the business of renting homes, however, on December 9, 2022, Alset EHome entered into a Stock Purchase Agreement with Alset International Limited and Alset Inc., pursuant to which Alset EHome agreed to sell all of the shares of American Home REIT Inc., the company holding all of the 112 rental properties, to Alset Inc. For further details on this transaction, refer to Note 4 to Company’s Financial Statements – Related Party Transactions and Note 6 – Discontinued Operations.

Liquidity and Capital Resources

As of March 31, 2024, the Company had cash in the amount of $2,251,182, compared to $1,774,314 as of December 31, 2023.

The future development timeline of Lakes at Black Oak will be based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans we may secure from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts were contingent on certain conditions which the parties to such contracts had to meet and generated approximately $23 million of funds from operations, not including certain expenses that the Company was required to pay. In addition, the Company is entitled to receive certain reimbursements in the year ended December 31, 2024. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue. The sale of remaining lots closed on January 4, 2024 generating approximately $5.0 million in revenue.

The Company has obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-Q. There is no guarantee that we will be able to execute on our plans as laid out above.

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

As of March 31, 2024 and December 31, 2023, the aggregate non-controlling interest in Alset EHome Inc.’s subsidiaries was $78,776 and $79,959, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheets.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023 filed on April 1, 2024. The Company assumes that the users of the interim financial information herein have read or have access to the audited consolidated financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The consolidated balance sheet at December 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2024.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended March 31, 2024 or 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2024 and December 31, 2023.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit are outstanding as of March 31, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of March 31, 2024 and December 31, 2023, the total balance of this account was $107,793 and $107,767, respectively.

Accounts Receivable, Net

Accounts receivable include all receivables from buyers, contractors and all other parties. The Company records an allowance for credit losses based on a review of the outstanding receivables, historical collection information and economic conditions. No allowance was necessary at March 31, 2024 and December 31, 2023.

Reimbursement Receivable, Net

Reimbursement receivable includes developer reimbursements for the Lakes at Black Oak project. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at March 31, 2024 and December 31, 2023.

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

In addition to our annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value-based impairment test to the net book value assets on an annual basis. The Company would also apply a fair value-based impairment test to the net book value assets in the interim if certain events or circumstances indicate that an impairment loss may have occurred.

The Company did not record impairment on any of its projects during the three months ended on March 31, 2024 and March 31, 2023.

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

●	Investments in Rental Properties

The Company accounts for its investments in rental properties as asset acquisitions and records these acquisitions at their purchase price. The purchase price is allocated between land, building, improvements and existing leases based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, title fees, property inspection and valuation fees, as well as other closing costs.

Building improvements and buildings are depreciated over estimated useful lives of approximately 10 to 27.5 years, respectively, using the straight-line method.

The Company assesses its investments in rental properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the three months ended on March 31, 2023.

●	Rental of Model Houses

In May 2023, the Company entered into lease agreement for one of its model houses located in Montgomery County, Texas.

On July 14, 2023, 150 CCM Black Oak Ltd entered into a model home lease agreement with Davidson Homes, LLC (“Davidson”). On August 3, 2023, 150 CCM Black Oak Ltd entered into a development and construction agreement with Davidson Homes, LLC to build a model house located in Montgomery County, Texas. On January 4, 2024, 150 CCM Black Oak Ltd sent $220,076 to Davidson as reimbursement for final construction cost and the contractor’s fee. Model home lease commenced on January 1, 2024, lease term is twenty-four (24) full months and annual base rent of $26,409 equals to twelve percentage (12%) of the total of the final cost of construction costs and the contractor’s fee.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Lakes at Black Oak project, which earned majority of the Company’s revenue in the first three months of 2024, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the three months ended March 31, 2024 and the year ended December 31, 2023, deferred revenue was $2,100 and $2,100, respectively.

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

Cost of rental revenue consists primarily of the costs associated with repairs and maintenance, depreciation, property taxes and other related administrative costs. Utility expenses are paid directly by tenants.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At March 31, 2024 and December 31, 2023, uninsured cash and restricted cash balances were $1,066,647 and $634,808, respectively.

3. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event L/C is drawn down. The loan was a revolving line of credit. The L/C Facility was not a revolving loan, and amounts advanced and repaid could not be re-borrowed. Repayment of the Loan Agreement was secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan has expired during 2022 and only L/C is outstanding as of March 31, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral, and on December 14, 2023 approximately $200,000 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

4. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

Alset EHome receives advances from SeD Home Limited (an affiliate of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of March 31, 2024 and December 31, 2023, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On March 31, 2024, SeD Intelligent Home owed $1,565,781 to the Company. On December 31, 2023, the Company owed $868,301 to SeD Intelligent Home, respectively. During 2023, as part of the selling price of our subsidiary, AHR, the Company was forgiven $13,900,000 million of the loan. This forgiveness amount reduced our investment in AHR. For further details on this transaction, refer to Note 6 – Discontinued Operations.

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

The Company incurred expenses of $75,000 and $75,000 in the three months ended March 31, 2024 and 2023, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On March 31, 2024 and December 31, 2023, the Company owed this related party $27,535 and $27,535, respectively. These amounts are included in Accounts Payable in the accompanying consolidated balance sheets.

Advances to Alset Inc.

The Company provides working capital advances for Alset Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On March 31, 2024 and December 31, 2023, the balance of these advances was $85,076 and $21,212, respectively.

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

Alset EHome Inc. sold AHR for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The closing of this transaction was approved by the stockholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The promissory note carries interest rate of 7.2% and matures on January 13, 2028. The Company accrued $991,916 and $788,159 interest on note receivable from Alset Inc. on March 31, 2024 and December 31, 2023, respectively. During the three months ended on March 31, 2024 and 2023, we recognized interest income of $203,757 and $172,410, respectively.

Alset Inc. owns 85.5% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of the Company. Certain members of the Company’s Board of Directors and management are also members of the Board of Directors and management of each of Alset International Limited and Alset Inc. Chan Heng Fai, the Chairman, Chief Executive Officer and majority stockholder of Alset Inc., is also the Chairman and Chief Executive Officer of both the Company and Alset International Limited; Chan Tung Moe is the Co-Chief Executive Officer and a member of the Board of Directors of Alset Inc., Alset International Limited and the Company; and Charles MacKenzie, a director of the Company, is also an officer of Alset Inc.

5. STOCKHOLDERS’ EQUITY

As of March 31, 2024 and December 31, 2023, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

6. DISCONTINUED OPERATIONS

On December 9, 2022 Alset EHome Inc., a subsidiary of the Company, entered into stock purchase agreement with Alset International Limited and Alset Inc., pursuant to which Alset Inc. agreed to purchase all of the outstanding shares of American Home REIT Inc., a wholly owned subsidiary of Alset EHome Inc. American Home REIT Inc. is the owner of 112 rental homes. Alset EHome Inc. is a majority-owned, indirect subsidiary of Alset International Limited, while Alset International Limited is a majority-owned, indirect subsidiary of Alset Inc. The purchase price of the transaction was established at $26,250,933. Pursuant to the stock purchase agreement the purchase price should be satisfied by (i) a cash payment from Alset Inc. to Alset EHome Inc. of $1,000,000 in immediate available funds; (ii) the offset of amount owned by Alset International Limited to Alset Inc. in the amount of $13,900,000, and simultaneously Alset International Limited will offset the same amount owed by Alset EHome Inc. to Alset International Limited in an the same amount; and (iii) the issuance of the Promissory Note by Alset Inc. to Alset EHome Inc. in the amount of $11,350,933. The closing of this sale was subject to the approval of shareholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The Company accrued $991,916 and $788,159 interest on note receivable from Alset Inc. on March 31, 2024 and December 31, 2023, respectively. During the three months ended on March 31, 2024 and 2023, we recognized interest income of $203,757 and $172,410, respectively.

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

The closing of this transaction was completed on January 13, 2023.

The aggregate financial results of discontinued operations were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Rental Revenue	$-	$81,767

Expenses
General and Administrative	-	31,315
Cost of Revenues	-	31,506
Depreciation Expense	-	29,121

Total Operating Expenses	-	91,942

Loss From Operations	-	(10,175)

Loss from Discontinued Operations	$-	$(10,175)

The cash flows attributable to the discontinued operations are as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Operating	$-	$10,175
Investing	-	-
Financing	-	-
Net Change in Cash	$-	$10,175

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Maryland. The lease for the Company’s Texas office was terminated on January 31, 2023 while the lease of the Company’s Maryland office expires on March 31, 2027. The monthly rental payments ranged between $2,335 and $8,143, respectively. Rent expense was $21,512 and $26,111 for the three months ended March 31, 2024 and 2023, respectively. Total cash paid for operating leases was $24,430 and $27,072 for the three months ended March 31, 2024 and 2023, respectively. The Company renewed its office lease in Maryland, effective on March 31, 2024, with the renewal term starting from April 1, 2024 to March 31, 2027 and a new monthly rental payment of $6,520 in 2024.

The balance of the operating lease right-of-use asset and operating lease liability as of March 31, 2024 was $209,931 and $209,931, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2023 was $27,622 and $22,397, respectively.

The below table summarizes future payments due under these leases as of March 31, 2024.

For the Three Months Ending March 31:

2025	$78,242
2026	80,404
2027	82,607
Total Minimum Lease Payments	$241,253
Less: Effect of Discounting	(31,322)
Present Value of Future Minimum Lease Payments	209,931
Less: Current Obligation under Lease	72,973
Long-term Lease Obligation	$136,958

The Company’s weighted-average remaining lease term relating to its operating leases is 3 years, with a weighted-average discount rate of 7.22%.

Lot Sale Agreements

●	Ballenger Project

Certain arrangements for the sale of buildable lots to NVR required the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of March 31, 2024 and December 31, 2023, the accrued balance due to NVR was $189,475 and $189,475, respectively.

●	Lakes at Black Oak Project

-	Agreement to Sell 142 Lots and 63 Lots

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions, and is expected to take place during the second quarter of 2024.

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the filing date of our Form 10-Q for the three months ended March 31, 2024. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023:

Revenue

Revenue was $5,045,402 for the three months ended March 31, 2024 as compared to $0 for the three months ended March 31, 2023. The increase in revenue is mainly caused by the increase in property sales from the Lakes at Black Oak project in 2024.

In May 2023, the Company entered into lease agreement for one of its model houses located in Montgomery County, Texas. The revenue from the lease was $6,300 in the three months ended March 31, 2024.

In Jan 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $6,602 in the three months ended March 31, 2024.

Cost of Revenue

All cost of revenue in the three months ended on March 31, 2024 came from our Lakes at Black Oak project and AHR Black Oak Lease Agreement. The gross margin ratio for Lakes at Black Oak project in first three months of 2024 and 2023 was approximately 22% and 0%, respectively. The increase in cost of revenue and increase in gross margin is caused by the increase in property sales from the Lakes at Black Oak project in 2024. The gross margin ratio for AHR Black Oak Lease Agreement in first three months of 2024 and 2023 was approximately 56% and 0%, respectively.

General and Administrative Expenses

General and administrative expenses decreased from $385,274 in the three months ended March 31, 2023 to $310,757 in the three months ended March 31, 2024. The decrease in general and administrative expenses is mainly caused by the decrease in bonuses paid.

Other Income

In the three months ended March 31, 2024, the Company’s other income was $273,086 as compared to other income of $1,651 in the three months ended March 31, 2023. The increase in other income was caused by increase in interest income from related party promissory note and reduction in interest expense, as the Company’s loan from related party was repaid during 2023.

Loss from Discontinued Operations

In the three months ended March 31, 2024 and 2023, the discontinued operation income from American Home REIT Inc. was $0 and $10,175, respectively.

Net Income (Loss)

In the three months ended March 31, 2024, the Company had net income of $1,095,784 as compared to net loss of $394,308 in the three months ended March 31, 2023. The increase in net income was caused by increased sales from the Lakes at Black Oak project.

Liquidity and Capital Resources

Our real estate assets have decreased to $8,265,202 as of March 31, 2024 from $10,727,530 as of December 31, 2023. This decrease is primarily caused by property sales from the Lakes at Black Oak project in 2024. Our liabilities increased from $3,200,002 at December 31, 2023 to $3,915,169 at March 31, 2024. This increase is primarily caused by the accounts payable. Our total assets have increased to $33,909,968 as of March 31, 2024 from $32,099,017 as of December 31, 2023.

As of March 31, 2024, we had cash in the amount of $2,251,182, compared to $1,774,314 as of December 31, 2023.

The future development timeline of Lakes at Black Oak will be based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans we may secure from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts were contingent on certain conditions which the parties to such contracts had to need to meet and generated approximately $23 million of funds from operations, not including certain expenses that the Company was required to pay. In addition, the Company is entitled to receive certain reimbursements in the year ended December 31, 2024. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue. The sale of remaining lots closed on January 4, 2024 generating approximately $5.0 million revenue.

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas, known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions, and is expected to take place during the second quarter of 2024. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024 and 2025.

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

The Company has obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-Q.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023

Net Cash Provided by (Used in) Operating Activities	$2,920,586	$(1,015,617)
Net Cash Used in Investing Activities	$(2,443,692)	$-
Net Cash Provided by Financing Activities	$-	$610,000
Net Change in Cash	$476,894	$(405,617)
Cash and restricted cash at beginning of the period	$1,882,081	$1,343,830
Cash and restricted cash at end of the period	$2,358,975	$938,213

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book. In the three months ended March 31, 2024, cash provided by operating activities was $2,920,586 compared to cash used of $1,015,617 the three months ended March 31, 2023. Property sales from the Lakes at Black Oak project in 2024 was the main reason for the cash provided by operating activities in 2024.

Cash Flows from Investing Activities

Cash flows used in investing activities in the three months ended March 31, 2024 were for issuing loan to related party. There were no cash flows from investing activities during the three months ended March 31, 2023.

Cash Flows from Financing Activities

In the three months ended March 31, 2024, the Company borrowed $2,650,000 and repaid $2,650,000 from a related party loan. In the three months ended March 31, 2023, the Company borrowed $610,000 from related parties.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIQUIDVALUE DEVELOPMENT INC.

May 8, 2024	By:	/s/ Fai H. Chan
Fai H. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

May 8, 2024	By:	/s/ Moe T. Chan
Moe T. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

May 8, 2024	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 8, 2024	By:	/s/ Alan W. L. Lui
Alan W. L. Lui
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

