Form 10-Q
period 2024-06-30
LiquidValue Development Inc.
filed 2024-07-29
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 29, 2024, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets:
Real Estate
Construction in Progress	6,434,290	6,710,732
Land Held for Development	2,328,479	3,382,792
Other Properties	624,750	634,006
	9,387,519	10,727,530

Cash	2,824,225	1,774,314
Restricted Cash	107,820	107,767
Other Receivable	47,631	28,917
Reimbursement Receivable, Net	7,309,075	6,707,079
Promissory Note Receivable - Related Party	12,693,476	12,702,270
Fixed Assets, Net	1,222	2,027
Deposits	21,491	21,491
Operating Lease Right-Of-Use Asset, Net	158,087	27,622
Total Assets	$32,550,546	$32,099,017

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable	598,600	738,191
Accrued Expenses	515,030	796,390
Accrued Interest - Related Parties	1,565,006	1,638,824
Deferred Revenue	2,100	2,100
Security Deposit	4,301	2,100
Operating Lease Liability	161,800	22,397
Total Liabilities	2,846,837	3,200,002

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at June 30, 2024 and December 31, 2023	704,043	704,043
Additional Paid in Capital	32,816,924	32,816,924
Accumulated Deficit	(3,894,755)	(4,701,911)
Total LiquidValue Development Inc. Stockholders’ Equity	29,626,212	28,819,056
Non-controlling Interests	77,497	79,959
Total Stockholders’ Equity	29,703,709	28,899,015
Total Liabilities and Stockholders’ Equity	$32,550,546	$32,099,017

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30 ,
	2024	2023	2024	2023

Revenue	$12,903	$18,190,950	$5,058,305	$18,190,950

Operating Expenses
Cost of Revenue	4,551	10,956,224	3,916,498	10,956,224
General and Administrative	522,790	501,296	833,547	887,080
Total Operating Expenses	527,341	11,457,520	4,750,045	11,843,304

(Loss) Income from Operations	(514,438)	6,733,430	308,260	6,347,646

Other Income and Expense
Interest Income	223,348	203,834	481,386	376,320
Interest Expense	-	(143,807)	-	(314,643)
Other Income	-	215,179	15,048	215,179
Total Other Income	223,348	275,206	496,434	276,856

Net (Loss) Income from Continuing Operations Before Income Taxes	(291,090)	7,008,636	804,694	6,624,502

Income Tax Expense	-	-	-	-

Net (Loss) Income from Continuing Operations	(291,090)	7,008,636	804,694	6,624,502

Loss from Discontinued Operations, Net of Tax	-	-	-	(10,175)

Net (Loss) Income	(291,090)	7,008,636	804,694	6,614,327

Net Loss Attributable to Non-controlling Interests	(1,279)	(1,772)	(2,462)	(2,882)

Net (Loss) Income Attributable to Common Stockholders	$(289,811)	$7,010,408	$807,156	$6,617,209

Net (Loss) Income Per Share - Basic and Diluted
Continuing Operations	$(0.00)	$0.01	$0.00	$0.01
Discontinued Operations	$0.00	$0.00	$0.00	$0.00
Net (Loss) Income per Share	$(0.00)	$0.01	$0.00	$0.01

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three- and Six- Months Periods ended June 30, 2024 and 2023

(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Total LiquidValue Development Inc. Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity

Balance at January 1, 2024	704,043,324	$704,043	$32,816,924	$(4,701,911)	$28,819,056	$79,959	$28,899,015

Net Income (Loss)	-	-	-	1,096,967	1,096,967	(1,183)	1,095,784

Balance at March 31, 2024	704,043,324	$704,043	$32,816,924	$(3,604,944)	$29,916,023	$78,776	$29,994,799

Net Loss	-	-	-	(289,811)	(289,811)	(1,279)	(291,090)

Balance at June 30, 2024	704,043,324	$704,043	$32,816,924	$(3,894,755)	$29,626,212	$77,497	$29,703,709

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Total LiquidValue Development Inc. Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2023	704,043,324	$704,043	$32,542,720	$(10,907,442)	$22,339,321	$74,260	$22,413,581

Gain on Disposal of Subsidiary to Related Party	-	-	274,204	-	274,204	-	274,204

Net Loss	-	-	-	(393,198)	(393,198)	(1,110)	(394,308)

Balance at March 31, 2023	704,043,324	$704,043	$32,816,924	$(11,300,640)	$22,220,327	$73,150	$22,293,477

Net Income (Loss)	-	-	-	7,010,408	7,010,408	(1,772)	7,008,636

Balance at June 30, 2023	704,043,324	$704,043	$32,816,924	$(4,290,232)	$29,230,735	$71,378	$29,302,113

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	2024	2023

Cash Flows from Operating Activities
Net Income	$804,694	$6,614,327
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	10,293	6,655
Noncash lease expense	39,888	44,017
Changes in Operating Assets and Liabilities
Real Estate Development	1,330,755	15,276,112
Reimbursement Receivable	(601,996)	(7,234,079)
Promissory Note Receivable - Related Party	(471,378)	1,092,708
Prepaid Expenses	-	6,072
Other Receivable	(18,714)	2,366
Accounts Payable and Accrued Expenses	(420,951)	(274,522)
Accrued Interest - Related Parties	(73,818)	(1,154,462)
Operating Lease Liability	(30,950)	(44,017)
Deferred Revenue	-	2,100
Security Deposits	2,201	2,100
Net Cash Provided by Continuing Operating Activities	570,024	14,339,377
Net Cash Provided by Discontinued Operating Activities		10,175
Net Cash Provided by Operating Activities	570,024	14,349,552

Cash Flows from Investing Activities
Promissory Note Receivable – Related Party	(2,443,692)	-
Repayment of Promissory Note Receivable – Related Party	2,443,692	-
Purchase of Fixed Assets	(232)	-
Net Cash Used in Continuing Investing Activities	(232)	-
Net Cash Used in Discontinued Investing Activities	-	-
Net Cash Used in Investing Activities	(232)	-

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	3,066,308	3,560,000
Repayment to Notes Payable - Related Parties	(2,586,136)	(18,105,021)
Net Cash Provided by (Used in) Continuing Financing Activities	480,172	(14,545,021)
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	480,172	(14,545,021)

Net Increase (Decrease) in Cash and Restricted Cash	1,049,964	(195,469)
Cash and Restricted Cash - Beginning of Period	1,882,081	1,343,830
Cash and Restricted Cash - End of Period	$2,932,045	$1,148,361
Cash - Continuing Operation	2,824,225	838,989
Restricted Cash - Continuing Operation	107,820	309,372
Total Cash and Restricted Cash	$2,932,045	$1,148,361

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$1,476,907
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of new operating lease right of use asset	$174,943	$-
Sale of AHR to Related Party	$-	$25,976,729

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LiquidValue Development Inc. (the “Company”) was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company, acquired Alset EHome Inc. (“Alset EHome”) by reverse merger. Alset EHome, a Delaware corporation, was formed on February 24, 2015. Alset EHome is principally engaged in developing, selling, managing, and leasing residential properties in the United States in current stage and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Intelligent Home Inc., which is wholly-owned by Alset International Limited (“Alset International”), a multinational public company, listed on the Singapore Exchange Securities Trading Limited.

The Company’s current operations concentrate around land development projects, included in our only reporting segment – real estate. In determination of segments, the Company, together with its chief operating decision maker, who is also our Co-CEO, consider factors that include the nature of business activities, allocation of resources and management structure.

The Company was also in the business of renting homes, however, on December 9, 2022, Alset EHome entered into a Stock Purchase Agreement with Alset International Limited and Alset Inc., pursuant to which Alset EHome agreed to sell all of the shares of American Home REIT Inc., the company holding 112 rental properties, to Alset Inc. For further details on this transaction, refer to Note 4 to the Company’s Financial Statements – Related Party Transactions and Note 6 – Discontinued Operations.

Liquidity and Capital Resources

As of June 30, 2024, the Company had cash in the amount of $2,824,225, compared to $1,774,314 as of December 31, 2023.

The future development timeline of Lakes at Black Oak will be based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans we may secure from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts were contingent on certain conditions which the parties to such contracts had to meet and generated approximately $23 million of funds from operations, not including certain expenses that the Company was required to pay. In addition, the Company is entitled to receive certain reimbursements in the year ended December 31, 2024 and 2025. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue. The sale of 95 lots closed on January 4, 2024 generating approximately $5.0 million in revenue.

On July 1, 2024 the Company has closed the sale of 70 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak” to Century Land Holdings of Texas, LLC. The lots were sold at a fixed per-lot price, and the Seller also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of approximately $3.8 million.

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

As of June 30, 2024 and December 31, 2023, the aggregate non-controlling interest in Alset EHome Inc.’s subsidiaries was $77,497 and $79,959, respectively, which is separately disclosed on the Condensed Consolidated Balance Sheets.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”).

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023, filed on April 1, 2024. The Company assumes that the users of the interim financial information herein have read or have access to the audited consolidated financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The consolidated balance sheet at December 31, 2023 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2024.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended June 30, 2024 or 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2024 and December 31, 2023.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit are outstanding as of June 30, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of June 30, 2024 and December 31, 2023, the total balance of this account was $107,820 and $107,767, respectively.

Reimbursement Receivable, Net

Reimbursement receivable includes developer reimbursements for the Lakes at Black Oak project. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at June 30, 2024 and December 31, 2023.

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

The Company did not record impairment on any of its projects during the six months ended on June 30, 2024 and June 30, 2023.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Lakes at Black Oak project, which earned majority of the Company’s revenue in the first six months of 2024, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. At June 30, 2024 and December 31, 2023, deferred revenue was $2,100 and $2,100, respectively.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At June 30, 2024 and December 31, 2023, uninsured cash and restricted cash balances were $1,727,869 and $634,808, respectively.

3. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event L/C is drawn down. The loan was a revolving line of credit. The L/C Facility was not a revolving loan, and amounts advanced and repaid could not be re-borrowed. Repayment of the Loan Agreement was secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan has expired during 2022 and only L/C is outstanding as of June 30, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral, and on December 14, 2023 approximately $200,000 was released from collateral, leaving 107,820 as collateral for outstanding letters of credit as of June 30, 2024.

4. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited

Alset EHome receives advances from SeD Home Limited (an affiliate of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of June 30, 2024 and December 31, 2023, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $228,557 and $228,557, respectively.

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. On June 30, 2024, SeD Intelligent Home owed $1,274,656 to the Company. On December 31, 2023, the Company owed $868,301 to SeD Intelligent Home. During 2023, as part of the selling price of our subsidiary, AHR, the Company was forgiven $13,900,000 million of the loan. This forgiveness amount reduced our investment in AHR. For further details on this transaction, refer to Note 6 – Discontinued Operations.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners has been paid certain bonuses, including (i) a sum of $50,000 in June, 2022; (ii) a sum of $50,000 in August 2023; (iii) a sum of $50,000 in December 2023; and (iv) a sum of $60,000 in June 2024.

The Company incurred expenses of $75,000 and $210,000 in the three and six months ended June 30, 2024, respectively, and $75,000 and $150,000 in the three and six months ended June 30, 2023, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On June 30, 2024 and December 31, 2023, the Company owed this related party $87,535 and $27,535, respectively. These amounts are included in Accounts Payable in the accompanying consolidated balance sheets.

Advances to Alset Inc.

The Company provides working capital advances for Alset Inc., a related party under the common control of Chan Heng Fai, the Co-CEO of the Company. The advances are interest free with no set repayment terms. On June 30, 2024 and December 31, 2023, the balance of these advances was $85,076 and $21,212, respectively.

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

Alset EHome Inc. sold AHR for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The closing of this transaction was approved by the stockholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The promissory note carries interest rate of 7.2% and matures on January 13, 2028. The Company accrued $1,195,673 and $788,159 interest on note receivable from Alset Inc. on June 30, 2024 and December 31, 2023, respectively. During the three months ended on June 30, 2024 and 2023, we recognized interest income of $203,757 and $203,757, respectively. During the six months ended on June 30, 2024 and 2023, we recognized interest income of $407,514 and $376,167, respectively.

Alset Inc. owns 85.5% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of the Company. Certain members of the Company’s Board of Directors and management are also members of the Board of Directors and management of each Alset International Limited and Alset Inc. Chan Heng Fai, the Chairman, Chief Executive Officer and majority stockholder of Alset Inc., is also the Chairman and Chief Executive Officer of both the Company and Alset International Limited; Chan Tung Moe is the Co-Chief Executive Officer and a member of the Board of Directors of Alset Inc., Alset International Limited and the Company; and Charles MacKenzie, a director of the Company, is also an officer of Alset Inc.

5. STOCKHOLDERS’ EQUITY

As of June 30, 2024 and December 31, 2023, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

6. DISCONTINUED OPERATIONS

On December 9, 2022 Alset EHome Inc., a subsidiary of the Company, entered into stock purchase agreement with Alset International Limited and Alset Inc., pursuant to which Alset Inc. agreed to purchase all of the outstanding shares of American Home REIT Inc., a wholly owned subsidiary of Alset EHome Inc. American Home REIT Inc. is the owner of 112 rental homes. Alset EHome Inc. is a majority-owned, indirect subsidiary of Alset International Limited, while Alset International Limited is a majority-owned, indirect subsidiary of Alset Inc. The purchase price of the transaction was established at $26,250,933. Pursuant to the stock purchase agreement the purchase price should be satisfied by (i) a cash payment from Alset Inc. to Alset EHome Inc. of $1,000,000 in immediate available funds; (ii) the offset of amount owned by Alset International Limited to Alset Inc. in the amount of $13,900,000, and simultaneously Alset International Limited will offset the same amount owed by Alset EHome Inc. to Alset International Limited in an the same amount; and (iii) the issuance of the Promissory Note by Alset Inc. to Alset EHome Inc. in the amount of $11,350,933. The closing of this sale was subject to the approval of shareholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The Company accrued $1,195,673 and $788,159 interest on note receivable from Alset Inc. on June 30, 2024 and December 31, 2023, respectively. During the three months ended on June 30, 2024 and 2023, we recognized interest income of $203,757 and $203,757, respectively. During the six months ended on June 30, 2024 and 2023, we recognized interest income of $407,514 and $376,167, respectively.

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

The closing of this transaction was completed on January 13, 2023.

The aggregate financial results of discontinued operations were as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Rental Revenue	$-	$81,767

Expenses
General and Administrative	-	31,315
Cost of Revenues	-	31,506
Depreciation Expense	-	29,121

Total Operating Expenses	-	91,942

Loss From Operations	-	(10,175)

Loss from Discontinued Operations	$-	$(10,175)

The cash flows attributable to the discontinued operations are as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Operating	$-	$10,175
Investing	-	-
Financing	-	-
Net Change in Cash	$-	$10,175

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Maryland. The lease for the Company’s Texas office was terminated on January 31, 2023 while the lease of the Company’s Maryland office expires on March 31, 2027. The monthly rental payments ranged between $2,335 and $8,143, respectively. Rent expense was $16,754 and $21,512 for the three months ended June 30, 2024 and 2023, respectively. Rent expense was $38,266 and $45,592 for the six months ended June 30, 2024 and 2023, respectively. Total cash paid for operating leases was $6,520 and $23,776 for the three months ended June 30, 2024 and 2023, respectively. Total cash paid for operating leases was $30,950 and $49,887 for the six months ended June 30, 2024 and 2023, respectively. The Company renewed its office lease in Maryland, effective on March 31, 2024, with the renewal term starting from April 1, 2024 to March 31, 2027 and a new monthly rental payment of $6,520 in 2024.

The balance of the operating lease right-of-use asset and operating lease liability as of June 30, 2024 was $158,087 and $161,800, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2023 was $27,622 and $22,397, respectively.

The below table summarizes future payments due under these leases as of June 30, 2024.

For the Years Ending June 30:

2025	$65,382
2026	67,187
2027	61,955
Total Minimum Lease Payments	$194,524
Less: Effect of Discounting	(32,724)
Present Value of Future Minimum Lease Payments	161,800
Less: Current Obligation under Lease	55,051
Long-term Lease Obligation	$106,749

The Company’s weighted-average remaining lease term relating to its operating leases is 2.75 years, with a weighted-average discount rate of 7.22%.

Lot Sale Agreements

●	Ballenger Project

Certain arrangements for the sale of buildable lots to NVR required the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of June 30, 2024 and December 31, 2023, the accrued balance due to NVR was $189,475 and $189,475, respectively.

●	Lakes at Black Oak Project

-	Agreement to Sell 142 Lots and 63 Lots

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The closing of the transactions described above depends on the satisfaction of certain conditions. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million. Please refer to Note 8 below for further details.

8. SUBSEQUENT EVENTS

On July 1, 2024, 150 CCM Black Oak Ltd. (the “Seller”), a wholly owned subsidiary of the Company, closed the sale of 70 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak” to Century Land Holdings of Texas, LLC. The lots were sold at a fixed per-lot price, and the Seller also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of approximately $3.8 million.

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

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023:

Revenue

Revenue was $12,903 for the three months ended June 30, 2024 as compared to $18,190,950 for the three months ended June 30, 2023. Revenue was $5,058,305 for the six months ended June 30, 2024 as compared to $18,190,950 for the six months ended June 30, 2023. The decrease in revenue is mainly caused by the decrease in property sales from the Lakes at Black Oak project in 2024.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts were contingent on certain conditions which the parties to such contracts had to meet and were expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company was required to pay. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue. The sale of remaining lots closed on January 4, 2024 generating approximately $5.0 million revenue.

The Company plans to continue its near-term focus on lot sales to regional and national builders. Funds from such lot sales will substantially improve the Company’s liquidity, strengthen its financial position and meet is working capital requirements.

In May 2023, the Company entered into lease agreement for one of its model houses located in Montgomery County, Texas. The revenue from the lease was $6,300 and $4,200 in the three months ended June 30, 2024 and 2023, respectively. The revenue from the lease was $12,600 and $4,200 in the six months ended June 30, 2024 and 2023, respectively.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $6,603 and $13,205 in the three and six months ended June 30, 2024, respectively.

Cost of Revenue

All cost of revenue in the three and six months ended on June 30, 2024 and 2023 came from our Lakes at Black Oak project and model homes lease agreements. The gross margin ratio for Lakes at Black Oak project in the first six months of 2024 and 2023 was approximately 22% and 40%, respectively. The decrease in cost of revenue and decrease in gross margin is caused by the decrease in property sales from the Lakes at Black Oak project in 2024. The gross margin ratio for AHR Black Oak Lease Agreement in the first six months of 2024 and 2023 was approximately 56% and -29%, respectively.

General and Administrative Expenses

General and administrative expenses increased from $501,296 in the three months ended June 30, 2023 to $522,790 in the three months ended June 30, 2024. General and administrative expenses decreased from $887,080 in the six months ended June 30, 2023 to $833,547 in the six months ended June 30, 2024. The decrease in general and administrative expenses is mainly caused by the decrease in consulting fees, resulting from decrease in bonus paid to a certain consultant.

Other Income

In the three months ended June 30, 2024, the Company’s other income was $223,348 as compared to other income of $275,206 in the three months ended June 30, 2023. In the six months ended June 30, 2024, the Company’s other income was $496,434 as compared to other income of $276,856 in the six months ended June 30, 2023. The increase in other income was caused by increase in interest income from related party promissory note and reduction in interest expense, as the Company’s loan from related party was repaid during 2023.

Loss from Discontinued Operations

In the three months ended June 30, 2024 and 2023, the discontinued operation income from American Home REIT Inc. was $0 and $10,175, respectively. In the six months ended June 30, 2024 and 2023, the discontinued operation income from American Home REIT Inc. was $0 and $10,175, respectively.

Net Income (Loss)

In the three months ended June 30, 2024, the Company had net loss of $291,090 as compared to net income of $7,008,636 in the three months ended June 30, 2023. In the six months ended June 30, 2024, the Company had net income of $804,694 as compared to net income of $6,614,327 in the six months ended June 30, 2023. The decrease in net income was caused by decreased sales from the Lakes at Black Oak project.

Liquidity and Capital Resources

Our real estate assets have decreased to $9,387,519 as of June 30, 2024 from $10,727,530 as of December 31, 2023. This decrease is primarily caused by property sales from the Lakes at Black Oak project in 2024. Our liabilities decreased from $3,200,002 at December 31, 2023 to $2,846,837 at June 30, 2024. This decrease is primarily caused by the reduction in accounts payable and accrued expenses. Our total assets have increased to $32,550,546 as of June 30, 2024 from $32,099,017 as of December 31, 2023.

As of June 30, 2024, we had cash in the amount of $2,824,225, compared to cash of $1,774,314 as of December 31, 2023.

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

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas, known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024 and 2025. On July 1, 2024, the Seller closed the sale of 70 of the lots contemplated by that certain Agreement, generating approximately $3.8 million.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2024 and 2023 are as follows:

	2024	2023

Net Cash Provided by Operating Activities	$570,024	$14,349,552
Net Cash Used in Investing Activities	$(232)	$-
Net Cash Provided by (Used in) Financing Activities	$480,172	$(14,545,021)
Net Change in Cash	$1,049,964	$(195,469)
Cash and restricted cash at beginning of the period	$1,882,081	$1,343,830
Cash and restricted cash at end of the period	$2,932,045	$1,148,361

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book. In the six months ended June 30, 2024, cash provided by operating activities was $570,024 compared to cash provided of $14,349,552 the six months ended June 30, 2023. Property sales from the Lakes at Black Oak project in 2023 was the main reason for the cash provided by operating activities in 2023.

Cash Flows from Investing Activities

Cash flows used in investing activities in the six months ended June 30, 2024 were for purchasing fixed asset. Additionally, in six months ended June 30, 2024, the Company issues $2,443,692 in promissory note to related party and received a repayment of the full amount in that same period. There were no cash flows from investing activities during the six months ended June 30, 2023.

Cash Flows from Financing Activities

In the six months ended June 30, 2024, the Company borrowed $3,066,308 and repaid $2,586,136 to a related party loan. In the six months ended June 30, 2023, the Company repaid $18,105,021 and borrowed $3,560,000 from a related party loan.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIQUIDVALUE DEVELOPMENT INC.

July 29, 2024	By:	/s/ Fai H. Chan
Fai H. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

July 29, 2024	By:	/s/ Moe T. Chan
Moe T. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

July 29, 2024	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

July 29, 2024	By:	/s/ Alan W. L. Lui
Alan W. L. Lui
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

