Form 10-Q
period 2024-09-30
LiquidValue Development Inc.
filed 2024-10-31
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets:
Real Estate
Construction in Progress	5,016,632	6,710,732
Land Held for Development	1,489,304	3,382,792
Other Properties, Net	620,123	634,006
	7,126,059	10,727,530

Cash	2,362,381	1,774,314
Restricted Cash	107,847	107,767
Other Receivable	51,620	28,917
Reimbursement Receivable, Net	8,195,176	6,707,079
Promissory Note Receivable - Related Party	15,974,214	12,702,270
Fixed Assets, Net	2,475	2,027
Deposits	21,491	21,491
Operating Lease Right-Of-Use Asset, Net	147,751	27,622
Total Assets	$33,989,014	$32,099,017

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable	259,171	738,191
Accrued Expenses	313,206	796,390
Accrued Interest - Related Parties	1,292,036	1,638,824
Deferred Revenue	2,100	2,100
Security Deposit	4,301	2,100
Operating Lease Liability	155,178	22,397
Total Liabilities	2,025,992	3,200,002

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at September 30, 2024 and December 31, 2023	704,043	704,043
Additional Paid in Capital	33,045,481	32,816,924
Accumulated Deficit	(1,850,592)	(4,701,911)
Total LiquidValue Development Inc. Stockholders’ Equity	31,898,932	28,819,056
Non-controlling Interests	64,090	79,959
Total Stockholders’ Equity	31,963,022	28,899,015
Total Liabilities and Stockholders’ Equity	$33,989,014	$32,099,017

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$3,827,902	$6,300	$8,886,207	$18,197,250

Operating Expenses
Cost of Revenue	1,723,273	3,490	5,639,771	10,959,714
General and Administrative	324,309	370,730	1,157,856	1,257,809
Total Operating Expenses	2,047,582	374,220	6,797,627	12,217,523

Income (Loss) from Operations	1,780,320	(367,920)	2,088,580	5,979,727

Other (Expense) Income
Interest Income	250,436	245,632	731,822	621,952
Interest Expense	-	-	-	(314,643)
Other (Expense) Income	-	(157,401)	15,048	57,778
Total Other Income	250,436	88,231	746,870	365,087

Net Income (Loss) from Continuing Operations Before Income Taxes	2,030,756	(279,689)	2,835,450	6,344,814

Income Tax Expense	-	-	-	-

Net Income (Loss) from Continuing Operations	2,030,756	(279,689)	2,835,450	6,344,814

Loss from Discontinued Operations, Net of Tax	-	-	-	(10,175)

Net Income (Loss)	2,030,756	(279,689)	2,835,450	6,334,639

Net (Loss) Income Attributable to Non-controlling Interests	(13,407)	9,307	(15,869)	6,425

Net Income (Loss) Attributable to Common Stockholders	$2,044,163	$(288,996)	$2,851,319	$6,328,214

Net Income (Loss) Per Share - Basic and Diluted
Continuing Operations	$0.00	$(0.00)	$0.00	$0.01
Discontinued Operations	$-	$-	$-	$(0.00)
Net Income (Loss) per Share	$0.00	$(0.00)	$0.00	$0.01

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three- and Nine- Months Periods ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total LiquidValue Development Inc. Stockholders’	Non- controlling	Total Stockholders’
	Shares	Par Value $0.001	Capital	Deficit	Equity	Interests	Equity

Balance at January 1, 2024	704,043,324	$704,043	$32,816,924	$(4,701,911)	$28,819,056	$79,959	$28,899,015

Net Income (Loss)	-	$-	$-	$1,096,967	$1,096,967	$(1,183)	$1,095,784

Balance at March 31, 2024	704,043,324	$704,043	$32,816,924	$(3,604,944)	$29,916,023	$78,776	$29,994,799

Net (Loss)	-	-	-	$(289,811)	$(289,811)	$(1,279)	$(291,090)

Balance at June 30, 2024	704,043,324	$704,043	$32,816,924	$(3,894,755)	$29,626,212	$77,497	$29,703,709

Loan Forgiveness - Related Party	-	-	$228,557	-	$228,557	-	$228,557

Net Income (Loss)	-	-	-	$2,044,163	$2,044,163	$(13,407)	$2,030,756

Balance at September 30, 2024	704,043,324	$704,043	$33,045,481	$(1,850,592)	$31,898,932	$64,090	$31,963,022

	Common Stock		Additional Paid in	Accumulated	Total Liquid Value Development Inc. Stockholders’	Non- controlling	Total Stockholders’
	Shares	Par Value $0.001	Capital	Deficit	Equity	Interests	Equity
Balance at January 1, 2023	704,043,324	$704,043	$32,542,720	$(10,907,442)	$22,339,321	$74,260	$22,413,581

Gain on Disposal of Subsidiary to Related Party	-	$-	$274,204	-	$274,204	$-	$274,204

Net Loss	-	-	-	$(393,198)	$(393,198)	$(1,110)	$(394,308)

Balance at March 31, 2023	704,043,324	$704,043	$32,816,924	$(11,300,640)	$22,220,327	$73,150	$22,293,477

Net Income (Loss)	-	-	-	$7,010,408	$7,010,408	$(1,772)	$7,008,636

Balance at June 30, 2023	704,043,324	$704,043	$32,816,924	$(4,290,232)	$29,230,735	$71,378	$29,302,113

Net Income (Loss)	-	-	-	$(288,996)	$(288,996)	$9,307	$(279,689)

Balance at September 30, 2023	704,043,324	$704,043	$32,816,924	$(4,579,228)	$28,941,739	$80,685	$29,022,424

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	2024	2023

Cash Flows from Operating Activities
Net Income	$2,835,450	$6,334,639
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	15,085	9,882
Noncash Lease Expense	63,163	66,026
Changes in Operating Assets and Liabilities
Real Estate Development	3,587,588	14,556,676
Reimbursement Receivable	(1,488,097)	(6,707,079)
Interest Receivable - Related Party	(677,593)	847,054
Prepaid Expenses	-	(3,434)
Other Receivable	(22,703)	2,112
Accounts Payable and Accrued Expenses	(962,204)	(483,357)
Accrued Interest - Related Parties	(118,231)	(1,154,462)
Operating Lease Liability	(50,511)	(66,026)
Deferred Revenue	-	2,100
Security Deposits	2,201	2,100
Net Cash Provided by Continuing Operating Activities	3,184,148	13,406,231
Net Cash Provided by Discontinued Operating Activities	-	10,175
Net Cash Provided by Operating Activities	$3,184,148	$13,416,406

Cash Flows from Investing Activities
Promissory Note Receivable - Related Party	(2,443,692)	-
Repayment from Promissory Note Receivable - Related Party	2,443,692	-
Purchase of Fixed Assets	(1,650)	-
Net Cash Used in Continuing Investing Activities	(1,650)	-
Net Cash Used in Discontinued Investing Activities	-	-
Net Cash Used in Investing Activities	$(1,650)	-

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	3,776,308	4,600,000
Repayment to Notes Payable - Related Parties	(6,370,659)	(18,105,021)
Net Cash Used in Continuing Financing Activities	(2,594,351)	(13,505,021)
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Used in Financing Activities	$(2,594,351)	$(13,505,021)

Net Increase (Decrease) in Cash and Restricted Cash	588,147	(88,616)
Cash and Restricted Cash - Beginning of Period	1,882,081	1,343,830
Cash and Restricted Cash - End of Period	$2,470,228	$1,255,214
Cash - Continuing Operation	2,362,381	945,764
Restricted Cash - Continuing Operation	107,847	309,450
Total Cash and Restricted Cash	$2,470,228	$1,255,214

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$1,476,907
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of new operating lease right of use asset	$174,943	$-
Sale of AHR to Related Party	$-	$25,976,729
Loan Forgiveness - Related Party	$228,557	$-

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

LiquidValue Development Inc. (the “Company”) was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company, acquired Alset EHome Inc. (“Alset EHome”) by reverse merger. Alset EHome, a Delaware corporation, was formed on February 24, 2015. Alset EHome is principally engaged in developing, selling, managing, and leasing residential properties in the United States in current stage and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Intelligent Home Inc., which is wholly owned by Alset International Limited (“Alset International”), a multinational public company, listed on the Singapore Exchange Securities Trading Limited.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had cash in the amount of $2,362,381, compared to $1,774,314 as of December 31, 2023.

Alset EHome’s Lakes at Black Oak project is a land sub-division development located north of Houston, Texas. Our Lakes at Black Oak project initially consisted of 162 acres; in January of 2021, this project was expanded with the purchase of an approximately 6.3-acre tract of land. The future development timeline of Lakes at Black Oak will be based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans we may secure from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts were contingent on certain conditions which the parties to such contracts had to meet and generated approximately $23 million of funds from operations, not including certain expenses that the Company was required to pay. In addition, the Company is entitled to receive certain reimbursements in the year ended December 31, 2024 and 2025. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue. The sale of 95 lots closed on January 4, 2024, generating approximately $5.0 million in revenue.

On July 1, 2024, the Company has closed the sale of 70 single-family detached residential lots comprising a section of Lakes at Black Oak to Century Land Holdings of Texas, LLC. The lots were sold at a fixed per-lot price, and the Seller also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of approximately $3.8 million.

The Company has obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-Q. There is no guarantee that we will be able to execute on our plans as laid out above.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

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

The Company’s subsidiary Alset Solar Inc. was closed on June 21, 2024. The Company’s subsidiary SeD REIT Inc. was closed on August 26, 2024. The Company’s subsidiary SeD Builder LLC was closed on September 2, 2024. The closing of these three companies did not have any effect on the Company’s financial statements.

As of September 30, 2024 and December 31, 2023, the aggregate non-controlling interest in Alset EHome Inc.’s subsidiaries was $64,090 and $79,959, respectively, which is separately disclosed in the Company’s condensed consolidated balance sheets.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America.

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

Earnings (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similarly to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended September 30, 2024 or 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2024 and December 31, 2023.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit are outstanding as of September 30, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of September 30, 2024 and December 31, 2023, the total balance of this account was $107,847 and $107,767, respectively.

Reimbursement Receivable, Net

Reimbursement receivable includes developer reimbursements for the Lakes at Black Oak project. The Company expects that approximately $7.7 million of this receivable will be collected within the next twelve months. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at September 30, 2024 and December 31, 2023.

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

The Company did not record impairment on any of its projects during the nine months ended on September 30, 2024 and September 30, 2023.

On October 28, 2022, 150 CCM Black Oak Ltd. (“Black Oak”), a Texas Limited Partnership and subsidiary of the Company, entered into a Contract for Purchase and Sale and Escrow Instructions (the “Century Agreement”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of the Century Agreement, Black Oak agreed to sell approximately 242 single-family detached residential lots comprising a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” On November 28, 2022, the parties to the Century Agreement entered into an amendment to the Century Agreement (the “Amendment”). Pursuant to the Amendment, the parties agreed that the Buyer would purchase approximately 131 single-family detached residential lots, instead of 242 lots. This transaction closed on April 13, 2023.

On March 16, 2023, 150 CCM Black Oak Ltd. entered into a Purchase and Sale Agreement (the “Rausch Coleman Agreement”) with Rausch Coleman Homes Houston, LLC, a Texas limited liability company. Pursuant to the terms of the Rausch Coleman Agreement, Black Oak agreed to sell approximately 110 single-family detached residential lots which comprise a section of the Lakes at Black Oak. The transaction closed on May 15, 2023.

On March 17, 2023, 150 CCM Black Oak Ltd. entered into a Purchase and Sale Agreement (the “Davidson Agreement”) with Davidson Homes, LLC, an Alabama limited liability company. Pursuant to the terms of the Davidson Agreement, Black Oak agreed to sell approximately 189 single-family detached residential lots developed within section 2 of Lakes at Black Oak project. The sale of the first 94 lots closed on May 30, 2023. The sale of remaining lots closed on January 4, 2024.

On July 1, 2024, 150 CCM Black Oak Ltd., closed the sale of 70 single-family detached residential lots comprising a section of a residential community in Lakes at Black Oak to Century Land Holdings of Texas, LLC. The lots were sold at a fixed per-lot price, and Black Oak also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of approximately $3.8 million.

●	Rental of Model Houses

In May 2023, the Company entered into a lease agreement for one of its model houses located in Montgomery County, Texas.

On July 14, 2023, 150 CCM Black Oak Ltd entered into a model home lease agreement with Davidson Homes, LLC (“Davidson”). On August 3, 2023, Black Oak entered into a development and construction agreement with Davidson to build a model house located in Montgomery County, Texas. On January 4, 2024, Black Oak sent $220,076 to Davidson as reimbursement for final construction cost and the contractor’s fee. Model home lease commenced on January 1, 2024, lease term is twenty-four (24) full months and annual base rent equals to twelve percentage (12%) of the total of the final cost of construction costs and the contractor’s fee.

Revenue Recognition

●	Land Development Revenue Recognition

ASC 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Lakes at Black Oak project, which earned majority of the Company’s revenue in the first nine months of 2024, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. At September 30, 2024 and December 31, 2023, deferred revenue was $2,100 and $2,100, respectively.

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

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At September 30, 2024 and December 31, 2023, uninsured cash and restricted cash balances were $1,658,293 and $634,808, respectively.

3. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC (“SeD Maryland”) entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate of LIBOR plus 375 basis points. SeD Maryland was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event L/C is drawn down. The loan was a revolving line of credit. The L/C Facility was not a revolving loan, and amounts advanced and repaid could not be re-borrowed. Repayment of the Loan Agreement was secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan has expired during 2022 and only L/C is outstanding as of September 30, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral, and on December 14, 2023 approximately $200,000 was released from collateral, leaving $107,847 as collateral for outstanding letters of credit as of September 30, 2024.

4. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited (now known as Alset Solar Limited)

Alset EHome receives advances from SeD Home Limited (now known as Alset Solar Limited; a subsidiary of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of September 30, 2024 and December 31, 2023, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $0 and $228,557, respectively. On September 30, 2024 the Company was forgiven the outstanding interest of $228,557. A gain was recorded in equity as a result of the loan’s extinguishment.

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. During nine months ended September 30, 2024, the Company lent $2,443,692 to SeD Intelligent Home and received repayment of the full amount in the same period. Additionally, the Company borrowed $3,776,308 and repaid $6,370,659 of the loans from SeD Intelligent Home in the nine months ended September 30, 2024. On September 30, 2024, SeD Intelligent Home owed $1,844,280 to the Company. On December 31, 2023, the Company owed $868,301 to SeD Intelligent Home. During 2023, as part of the selling price of our subsidiary, American Home REIT Inc. (“AHR”), the Company was forgiven $13,900,000 of the loan. This forgiveness amount reduced our investment in AHR. For further details on this transaction, refer to Note 6 – Discontinued Operations.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August 2023, the Company’s subsidiary pays $25,000 per month to MacKenzie Equity Partners, LLC for consulting services. In addition, MacKenzie Equity Partners, LLC has been paid certain bonuses, including (i) a sum of $50,000 in June 2022; (ii) a sum of $50,000 in August 2023; (iii) a sum of $50,000 in December 2023; and (iv) a sum of $60,000 in June 2024.

The Company incurred expenses of $75,000 and $285,000 in the three and nine months ended September 30, 2024, respectively, and $75,000 and $275,000 in the three and nine months ended September 30, 2023, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On September 30, 2024 and December 31, 2023, the Company owed this related party $27,535 and $27,535, respectively. These amounts are included in Accounts Payable in the accompanying consolidated balance sheets.

Advances to Alset Inc.

The Company provides working capital advances for Alset Inc., a related party under the common control of Chan Heng Fai, the Co-CEO of the Company. The advances are interest free with no set repayment terms. On September 30, 2024 and December 31, 2023, the balance of these advances was $85,295 and $21,212, respectively.

Sale of Rental Business

On December 9, 2022, Alset EHome Inc., entered into an agreement with Alset International Limited and Alset Inc. pursuant to which Alset EHome Inc. agreed to sell its subsidiary American Home REIT Inc., which owns 112 single-family rental homes, to Alset Inc. The closing of the transaction contemplated by this agreement was completed on January 13, 2023.

Alset EHome Inc. sold AHR for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The closing of this transaction was approved by the stockholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The promissory note carries interest rate of 7.2% and matures on January 13, 2028. The Company accrued $1,401,669 and $788,159 interest on note receivable from Alset Inc. on September 30, 2024 and December 31, 2023, respectively. During the three months ended on September 30, 2024 and 2023, we recognized interest income of $205,996 and $205,996, respectively. During the nine months ended on September 30, 2024 and 2023, we recognized interest income of $613,510 and $582,163, respectively.

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

5. STOCKHOLDERS’ EQUITY

As of September 30, 2024 and December 31, 2023, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

6. DISCONTINUED OPERATIONS

On December 9, 2022 Alset EHome Inc., a subsidiary of the Company, entered into stock purchase agreement with Alset International Limited and Alset Inc., pursuant to which Alset Inc. agreed to purchase all of the outstanding shares of American Home REIT Inc., a wholly owned subsidiary of Alset EHome Inc. American Home REIT Inc. is the owner of 112 rental homes. Alset EHome Inc. is a majority-owned, indirect subsidiary of Alset International Limited, while Alset International Limited is a majority-owned, indirect subsidiary of Alset Inc. The purchase price of the transaction was established at $26,250,933. Pursuant to the stock purchase agreement the purchase price should be satisfied by (i) a cash payment from Alset Inc. to Alset EHome Inc. of $1,000,000 in immediate available funds; (ii) the offset of amount owned by Alset International Limited to Alset Inc. in the amount of $13,900,000, and simultaneously Alset International Limited will offset the same amount owed by Alset EHome Inc. to Alset International Limited in an the same amount; and (iii) the issuance of the Promissory Note by Alset Inc. to Alset EHome Inc. in the amount of $11,350,933. The closing of this sale was subject to the approval of shareholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The Company accrued $1,401,669 and $788,159 interest on note receivable from Alset Inc. on September 30, 2024 and December 31, 2023, respectively. During the three months ended on September 30, 2024 and 2023, we recognized interest income of $205,996 and $205,996, respectively. During the nine months ended on September 30, 2024 and 2023, we recognized interest income of $613,510 and $582,163, respectively.

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

The closing of this transaction was completed on January 13, 2023.

The aggregate financial results of discontinued operations were as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Rental Revenue	$-	$81,767

Expenses
General and Administrative	-	31,315
Cost of Revenues	-	31,506
Depreciation Expense	-	29,121

Total Operating Expenses	-	91,942

Loss From Operations	-	(10,175)

Loss from Discontinued Operations	$-	$(10,175)

The cash flows attributable to the discontinued operations are as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Operating	$-	$10,175
Investing	-	-
Financing	-	-
Net Change in Cash	$-	$10,175

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Maryland. The lease for the Company’s Texas office was terminated on January 31, 2023 while the lease of the Company’s Maryland office expires on March 31, 2027. The monthly rental payments ranged between $2,335 and $8,143, respectively. Rent expense was $16,753 and $21,512 for the three months ended September 30, 2024 and 2023, respectively. Rent expense was $55,019 and $67,104 for the nine months ended September 30, 2024 and 2023, respectively. Total cash paid for operating leases was $19,561 and $23,776 for the three months ended September 30, 2024 and 2023, respectively. Total cash paid for operating leases was $50,511 and $73,663 for the nine months ended September 30, 2024 and 2023, respectively. The Company renewed its office lease in Maryland, effective on March 31, 2024, with the renewal term starting from April 1, 2024 to March 31, 2027 and a new monthly rental payment of $6,520 in 2024.

The balance of the operating lease right-of-use asset and operating lease liability as of September 30, 2024 was $147,751 and $155,178, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2023 was $27,622 and $22,397, respectively.

The below table summarizes future payments due under these leases as of September 30, 2024.

For the Years Ending September 30:

2025	$65,922
2026	67,738
2027	41,304
Total Minimum Lease Payments	$174,964
Less: Effect of Discounting	(19,786)
Present Value of Future Minimum Lease Payments	155,178
Less: Current Obligation under Lease	55,189
Long-term Lease Obligation	$99,989

The Company’s weighted-average remaining lease term relating to its operating leases is 2.5 years, with a weighted-average discount rate of 7.22%.

Lot Sale Agreements

●	Ballenger Project

Certain arrangements for the sale of buildable lots to NVR required the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of September 30, 2024 and December 31, 2023, the accrued balance due to NVR was $189,475 and $189,475, respectively.

●	Lakes at Black Oak Project

-	Agreement to Sell 142 Lots and 63 Lots

On November 13, 2023, 150 CCM Black Oak Ltd., entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, Black Oak has agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the Lakes at Black Oak. The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, Black Oak has agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The closing of the transactions described above depends on the satisfaction of certain conditions. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million.

8. SUBSEQUENT EVENTS

On October 10, 2024, Black Oak closed the sale of 72 single-family detached residential lots comprising a section of the Lakes at Black Oak to Century Land Holdings of Texas, LLC pursuant to its November 13, 2023 Contract for Purchase and Sale and Escrow Instructions pertaining to the Lakes at Black Oak (the “Agreement”). The 72 lots covered by the aforementioned closing constitute the remainder of the lots contemplated by the Agreement. The lots were sold at a fixed per-lot price, and Black Oak also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of approximately $3.9 million.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023:

Revenue

Revenue was $3,827,902 for the three months ended September 30, 2024 as compared to $6,300 for the three months ended September 30, 2023. The increase in revenue in the three month period is mainly caused by the increase in property sales from the Lakes at Black Oak project in the three months ended September 30, 2024. Revenue was $8,886,207 for the nine months ended September 30, 2024 as compared to $18,197,250 for the nine months ended September 30, 2023. The decrease in revenue in the nine month period is mainly caused by the decrease in property sales from the Lakes at Black Oak project in the nine months ended September 30, 2024.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts were contingent on certain conditions which the parties to such contracts had to meet and were expected to generate approximately $23 million of funds from operations, not including certain expenses that the Company was required to pay. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue. The sale of remaining lots closed on January 4, 2024 generating approximately $5.0 million revenue.

On November 13, 2023, the Company entered into two contracts with builders to sell multiple lots from its Lakes at Black Oak and Alset Villa projects. The closing of these transactions depends on the satisfaction of certain conditions. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million. The sale of the remaining 72 lots closed on October 10, 2024 generating approximately $3.9 million.

The Company plans to continue its near-term focus on lot sales to regional and national builders. Funds from such lot sales will substantially improve the Company’s liquidity, strengthen its financial position and meet is working capital requirements.

In May 2023, the Company entered into lease agreement for one of its model houses located in Montgomery County, Texas. The revenue from the lease was $6,300 and $6,300 in the three months ended September 30, 2024 and 2023, respectively. The revenue from the lease was $18,900 and $10,500 in the nine months ended September 30, 2024 and 2023, respectively.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $6,602 and $19,807 in the three and nine months ended September 30, 2024, respectively.

Cost of Revenue

All cost of revenue in the three and nine months ended on September 30, 2024 and 2023 came from our Lakes at Black Oak project and model homes lease agreements. The gross margin ratio for Lakes at Black Oak project in the first nine months of 2024 and 2023 was approximately 37% and 40%, respectively. The increase in cost of revenue in the three month period is caused by the increase in property sales from the Lake at Black Oak project in 2024.The decrease in cost of revenue and decrease in gross margin in the nine month period is caused by the decrease in property sales from the Lakes at Black Oak project in 2024. The gross margin ratio for AHR Black Oak Lease Agreement in the first nine months of 2024 and 2023 was approximately 58% and 25%, respectively.

General and Administrative Expenses

General and administrative expenses decreased from $370,730 in the three months ended September 30, 2023 to $324,309 in the three months ended September 30, 2024. General and administrative expenses decreased from $1,257,809 in the nine months ended September 30, 2023 to $1,157,856 in the nine months ended September 30, 2024. The decrease in general and administrative expenses is mainly caused by the decrease in consulting fees, resulting from decrease in bonus paid to a certain consultant.

Other Income

In the three months ended September 30, 2024, the Company’s other income was $250,436 as compared to other income of $88,231 in the three months ended September 30, 2023. In the nine months ended September 30, 2024, the Company’s other income was $746,870 as compared to other income of $365,087 in the nine months ended September 30, 2023. The increase in other income was caused by increase in interest income from related party promissory note and reduction in interest expense, as the Company’s loan from related party was repaid during 2023.

Loss from Discontinued Operations

In the three months ended September 30, 2024 and 2023, the discontinued operation loss from American Home REIT Inc. was $0 and $0, respectively. In the nine months ended September 30, 2024 and 2023, the discontinued operation loss from American Home REIT Inc. was $0 and $10,175, respectively.

Net Income (Loss)

In the three months ended September 30, 2024, the Company had net income of $2,030,756 as compared to net loss of $279,689 in the three months ended September 30, 2023. In the nine months ended September 30, 2024, the Company had net income of $2,835,450 as compared to net income of $6,334,639 in the nine months ended September 30, 2023. The decrease in net income was caused by decreased sales from the Lakes at Black Oak project.

Liquidity and Capital Resources

Our real estate assets have decreased to $7,126,059 as of September 30, 2024 from $10,727,530 as of December 31, 2023. This decrease is primarily caused by property sales from the Lakes at Black Oak project in 2024. Our liabilities decreased from $3,200,002 at December 31, 2023 to $2,025,992 at September 30, 2024. This decrease is primarily caused by the reduction in accounts payable and accrued expenses. Our total assets have increased to $33,989,014 as of September 30, 2024 from $32,099,017 as of December 31, 2023.

As of September 30, 2024, we had cash in the amount of $2,362,381, compared to cash of $1,774,314 as of December 31, 2023.

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

On November 13, 2023, the Company entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas, known as the “Lakes at Black Oak.” The selling price of these lots was anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions. On July 1, 2024, the Seller closed the sale of 70 of the lots contemplated by that certain Agreement, generating approximately $3.8 million.

On October 10, 2024, Black Oak closed the sale of 72 single-family detached residential lots comprising a section of the Lakes at Black Oak to Century Land Holdings of Texas, LLC pursuant to its November 13, 2023 Contract for Purchase and Sale and Escrow Instructions pertaining to the Lakes at Black Oak (the “Agreement”). The 72 lots covered by the aforementioned closing constitute the remainder of the lots contemplated by the Agreement. The lots were sold at a fixed per-lot price, and Black Oak also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of approximately $3.9 million.

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

The Company is entitled to receive certain developer reimbursements for the Lakes at Black Oak project. The Company expects that approximately $7.7 million of the receivable will be collected within the next twelve months.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023 are as follows:

	2024	2023

Net Cash Provided by Operating Activities	$3,184,148	$13,416,406
Net Cash Used in Investing Activities	$(1,650)	$-
Net Cash Used in Financing Activities	$(2,594,351)	$(13,505,021)
Net Change in Cash	$588,147	$(88,616)
Cash and restricted cash at beginning of the period	$1,882,081	$1,343,830
Cash and restricted cash at end of the period	$2,470,228	$1,255,214

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book. In the nine months ended September 30, 2024, cash provided by operating activities was $3,184,148 compared to cash provided of $13,416,406 in the nine months ended September 30, 2023. The Company sold more lots from the Lakes at Black Oak project in 2023 than in 2024 generating more cash flows from operating activities in 2023 compared to 2024.

Cash Flows from Investing Activities

Cash flows used in investing activities in the nine months ended September 30, 2024 of $1,650 were for purchasing the office computer equipment. Additionally, in nine months ended September 30, 2024, the Company issued $2,443,692 in promissory note to related party and received a repayment of the full amount in that same period. There were no cash flows from investing activities during the nine months ended September 30, 2023.

Cash Flows from Financing Activities

In the nine months ended September 30, 2024, the Company borrowed $3,776,308 and repaid $6,370,659 to a related party loan. In the nine months ended September 30, 2023, the Company repaid $18,105,021 and borrowed $4,600,000 from a related party loan.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LIQUIDVALUE DEVELOPMENT INC.

October 31, 2024	By:	/s/ Fai H. Chan
Fai H. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

October 31, 2024	By:	/s/ Moe T. Chan
Moe T. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

October 31, 2024	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

October 31, 2024	By:	/s/ Alan W. L. Lui
Alan W. L. Lui
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

