Form 10-K
period 2024-12-31
LiquidValue Development Inc.
filed 2025-03-26
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 26, 2025, there were 704,043,324 shares outstanding of the registrant’s common stock, $0.001 par value.

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

For the Year Ended December 31, 2024

PART I

Item 1. Business.

General

LiquidValue Development Inc. (the “Company”) was incorporated in the State of Nevada on December 10, 2009. Our address is 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814. Our telephone number is 301-971-3940.

On September 5, 2017, the Company increased its number of authorized shares to 1,000,000,000 (the par value per share remained $0.001).

On December 29, 2017, the Company, SeD Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Merger Sub”), Alset EHome Inc. (referred to herein as “Alset EHome”), a Delaware corporation, and SeD Intelligent Home Inc., a Delaware corporation entered into an Acquisition Agreement and Plan of Merger (the “Agreement”) pursuant to which the Merger Sub was merged with and into Alset EHome, with Alset EHome surviving as a wholly-owned subsidiary of the Company. The closing of this transaction (the “Closing”) also took place on December 29, 2017. The Company ceased to be a “shell company” as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. The Company’s business operations became those operations that Alset EHome was conducting.

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

During 2021 and 2022, the Company purchased 112 homes in Texas from builders in different communities for our rental business. This rental business was under one of the Company’s subsidiaries, American Home REIT Inc. On December 9, 2022, Alset EHome entered into Stock Purchase Agreement with Alset International Limited and Alset Inc., pursuant to which Alset EHome agreed to sell all shares of American Home REIT Inc. to Alset Inc. The closing of this transaction was completed on January 13, 2023. For further details on this transaction, refer to Note 4 to Company’s Financial Statements – Related Party Transactions and Note 6 – Discontinued Operations.

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

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers (the “CODMs”), or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are the two Co-CEOs, who review and assess the performance of the Company as a whole. The Company reports its segment information to reflect the manner in which the CODMs review and assess performance. Both land development projects and rental business are included in our only reporting segment – real estate. In determination of segments, the Company, together with its CODMs, considers factors that include the nature of business activities, allocation of resources and management structure.

The primary financial measures used by the CODMs to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODMs use net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Income. Segment expenses and other segment items are provided to the CODMs on the same basis as disclosed in the Consolidated Statements of Income.

The CODMs do not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the Notes to the Financial Statements.

As of December 31, 2024, we had total assets of $38,792,674 and total liabilities of $2,991,375. Total assets as of December 31, 2023 were $32,099,017 and total liabilities were $3,200,002.

Employees

At the present time, the Company has six full time employees. Much of our work is done by contractors retained for projects, and at the present time we have no part-time employees.

Compliance with Government Regulation

The development of our real estate projects requires the Company to comply with federal, state and local environmental regulations. In connection with this compliance, our real estate acquisition and development projects require environmental studies. To date, the Company has spent approximately $71,431 on environmental studies and compliance. Such costs are reflected in construction in progress costs in our financial statements.

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

Corporate Organization

The following chart describes the Company’s ownership of various subsidiaries:

Lakes at Black Oak

Alset EHome’s Lakes at Black Oak project is a land sub-division development located north of Houston, Texas. Our Lakes at Black Oak project initially consisted of 162 acres.

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

On October 10, 2024 150 CCM Black Oak Ltd. closed the sale of 72 single-family detached residential lots comprising a section of a residential community Lakes at Black Oak to Century Land Holdings of Texas, LLC. The lots were sold at a fixed per-lot price, and the Seller also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of approximately $3.9 million.

On December 16, 2024, Alset EHome Inc. closed the sale of 63 single-family detached residential lots comprising a section of a residential community near Houston, Texas known as “Alset Villas” to Century Land Holdings of Texas, LLC. The lots were sold at a fixed per-lot price, and the Seller also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of approximately $3.8 million.

As of December 31, 2024 the Company sold all the lots available for sale.

Ballenger Run

In November 2015, we completed the $15.65 million acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. The Ballenger Run project is nearly complete, as all lots have been sold and the Company is completing its final tasks related to the project.

Model Homes

In May 2023, the Company entered into a lease agreement for one of its model houses located in Montgomery County, Texas. The lease was terminated in February 2025. Management intends to procure a new tenant to occupy the premises after the office used for real estate sales is converted back to a garage in the first quarter of 2025.

On July 14, 2023, 150 CCM Black Oak Ltd entered into a model home lease agreement with Davidson Homes, LLC (“Davidson”). On August 3, 2023, Black Oak entered into a development and construction agreement with Davidson to build a model house located in Montgomery County, Texas. On January 4, 2024, Black Oak paid $220,076 to Davidson as reimbursement for final construction cost and the contractor’s fee. The model home lease commenced on January 1, 2024, lease term is twenty-four (24) full months and annual base rent equals to twelve percent (12%) of the total of the final cost of construction costs and the contractor’s fee.

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

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Co-Chief Executive Officers and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2024, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that as of December 31, 2024, we had a material weakness that relates to the relatively small number of staff. This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremedied by the Company as of December 31, 2024, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

We will need additional capital to expand our current operations or to enter into new fields of operations.

Both, the expansion of our current land development operations into new geographic areas and the proposed expansion of the Company into new businesses in the real estate industry, will require additional capital. We will need to seek additional financing either through borrowing, private offerings of our securities or through strategic partnerships and other arrangements with corporate partners. We cannot be assured that additional financing will be available to us, or if available, will be available to us on terms favorable to us. If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or expand our operations.

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

Fai H. Chan and Moe T. Chan, our Co-Chief Executive Officers and each a director of our Company, are involved in a number of projects other than our Company’s real estate business. Both have their primarily residences and business offices in Asia, and accordingly, there will be limits on how often they are able to visit the locations of our real estate projects. Similarly, our Co-Chief Financial Officers are both engaged in non-real estate activities. Among our directors and officers, only one of our Co-Chief Financial Officers, Ronald Wei, and one of our directors, Charles MacKenzie, resides and works in the United States.

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

Investors should be aware that the value of any real estate we own may fluctuate from time to time in connection with broader market conditions and regulatory issues which we cannot predict or control, including interest rates, the availability of credit, the tax benefits of homeownership and wage growth, unemployment and demographic trends in the regions in which we conduct business. Should the price of real estate decline in the areas in which we have purchased land, the price at which we will be able to sell lots to home builders, or if we build houses, the price at which we can sell such houses to buyers, will decline.

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

At the present time, we are subjected to a number of environmental regulations. If we expand into the business of building homes ourselves, we will be subjected to an increasing number of environmental regulations. The number and complexity of local, state and federal regulations may increase over time. Additional environmental regulations can add expenses to our existing business, and to businesses which we may enter into in the future, which may reduce our profits.

Zoning and land use regulations impacting the land development and homebuilding industries may limit our activities and increase our expenses, which would adversely affect our profits.

We must comply with zoning and land use regulations impacting the land development and home building industries. We will need to obtain the approval of various government agencies to expand our current operations into new areas and to commence the building of homes. Our ability to gain the necessary approvals is not certain, and the expense and timing of approval processes may increase in ways that adversely impact our profits.

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

The land development operations which we currently conduct and the construction projects which we may become involved in at a later date may be adversely impacted by unexpected weather and natural disasters, including but not limited to storms, hurricanes, tornados, floods, blizzards, fires or earthquakes. Man-made disasters including terrorist attacks, electrical outages and cyber-security incidents may also impact the costs and timing of the completion of our projects. Cyber-security incidents, including those that result in the loss of financial or other personal data, could expose us to litigation and reputational damage. If insurance is unavailable to us on acceptable terms, or if our insurance is not adequate to cover business interruptions and losses from the conditions described above and similar incidents, our results of operations will be adversely affected. In addition, damage to new homes caused by these conditions may cause our insurance costs to increase.

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

In the event that the Company enters the business of developing “Smart Homes” and similar technologies (an area which we are presently exploring), the future success of such operation will depend on our ability to adapt to technological advances, anticipate customer demands and develop new products. We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

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

Item 2. Properties

Lakes at Black Oak

The Lakes at Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development initially consisted of approximately 162 acres. On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.3 acres tract of additional land in Montgomery County. The Company has sold off all residential for-sale lots at this location as of December 31, 2024. 150 CCM Black Oak, Ltd. is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

The Company has retained four model lots within Section 1 of the property. The Company intends to enter into contract-build agreements with local, regional or national builders to construct single-family, for rent homes. These elevations and floor plans will be carefully selected to suit the for-rent tenants and/or for-sale customers. The Company will also reserve the right to sell these homes in the event this is deemed to be the highest and best use in the marketplace. The Company expects to complete these homes within the next twelve months.

The Company had previously allocated and expensed the full cost of land as part of the sales transactions, and therefore, these remaining lots are not reflected as assets in the Company’s Balance Sheets. Any proceeds from the disposition of these lots will be recognized as income at the time of sale, as no remaining cost basis has been assigned to them.

The management has evaluated the materiality of these lots in relation to its financial statements and concluded that recognizing them as assets at this time is not necessary. The management will reassess this determination if circumstances change.

Alset Villas

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome developed 63 lots at Alset Villas. Sale of the 63 lots closed on December 16, 2024, pursuant to a Contract for Purchase and Sale and Escrow Instructions, entered into by the Company’s subsidiary 150 CCM Black Oak, Ltd. and Century Land Holdings of Texas, LLC on November 13, 2023.

Rental Properties

In recent years, the Company expanded its real estate portfolio to single family rental houses. During 2021 and 2022, the Company, through its subsidiaries, acquired 112 homes in Montgomery and Harris Counties, Texas.

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

On December 9, 2022, Alset EHome entered into Stock Purchase Agreement with Alset International Limited and Alset Inc., pursuant to which Alset EHome agreed to sell all shares of American Home REIT Inc., the company holding all of the 112 rental properties, to Alset Inc. The closing of this transaction was completed on January 13, 2023. For further details on this transaction, refer to Note 4 to Company’s Financial Statements – Related Party Transactions and Note 6 – Discontinued Operations.

In May 2023, the Company entered into a lease agreement with Rausch Coleman Homes for one of its model houses located in Montgomery County, Texas. The lease was terminated in February 2025. Management intends to procure a new tenant to occupy the premises after the office used for real estate sales is converted back to a garage in the first quarter of 2025.

On July 14, 2023, 150 CCM Black Oak Ltd entered into a model home lease agreement with Davidson Homes, LLC (“Davidson”). On August 3, 2023, Black Oak entered into a development and construction agreement with Davidson to build a model house located in Montgomery County, Texas. On January 4, 2024, Black Oak paid $220,076 to Davidson as reimbursement for final construction cost and the contractor’s fee. The model home lease commenced on January 1, 2024 and the annual base rent was equal to twelve percent (12%) of the total of the final cost of construction costs and the contractor’s fee.

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

Item 3. Legal Proceedings

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

Holders

As of March 26, 2025, the Company had 53 shareholders.

Dividends

Since inception we have not paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our board of directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

Securities authorized for issuance under equity compensation plans

The Company does not have securities authorized for issuance under any equity compensation plans.

Performance graph

Not applicable to smaller reporting companies.

Recent sales of unregistered securities; use of proceeds from registered securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2024.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s chief operating decision makers are the two Co-CEOs, who review and assess the performance of the Company as a whole. The Company reports its segment information to reflect the manner in which the chief operating decision makers (the “CODMs”) review and assess performance. Both land development projects and rental business are included in our only reporting segment – real estate.

The primary financial measures used by the CODMs to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODMs use net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Income. Segment expenses and other segment items are provided to the CODMs on the same basis as disclosed in the Consolidated Statements of Income.

The CODMs do not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the Notes to the Financial Statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Results of Operations

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year Ended
	December 31, 2024	December 31, 2023

Revenue	$16,767,986	$18,203,550
Cost of Revenue	$9,441,810	$11,462,218
General and Administrative Expenses	$1,539,184	$1,116,429
Other Income	$1,037,521	$596,502
Income Tax Expense	$150,786	$-
Loss from Discontinued Operations	$-	$10,175
Net Income from Continuing Operations	$6,673,727	$6,211,230

Revenue

Revenue was $16,767,986 for the year ended December 31, 2024 as compared to $18,203,550 for the year ended December 31, 2023. The decrease in revenue is mainly caused by the decrease in property sales from the Lakes at Black Oak project and Alset Villas project in 2024.

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

On November 13, 2023, the Company entered into two contracts with builders to sell multiple lots from its Lakes at Black Oak and Alset Villa projects. The closing of these transactions depended on the satisfaction of certain conditions. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million. The sale of the remaining 72 lots at Lakes at Black Oak closed on October 10, 2024 generating approximately $3.9 million. The sale of 63 lots at Alset Villas closed on December 16, 2024 generating approximately $3.8 million.

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas. The revenue from the lease was $25,200 and $16,800 in the years ended December 31, 2024 and 2023, respectively.

The lease was terminated in February 2025.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $26,409 in the year ended December 31, 2024.

Cost of Revenue

All cost of revenue in the years ended on December 31, 2024 and 2023 came from our Lakes at Black Oak project, Alset Villas project and model homes lease agreements. The gross margin ratio for Lakes at Black Oak project in year ended 2024 and 2023 was approximately 45% and 37%, respectively. The gross margin ratio for Alset Villas project in year ended 2024 was approximately 42%. The increase in cost of revenue and increase in gross margin is caused by the increase in property sales from the Lakes at Black Oak project and Alset Villas project in 2024. The gross margin ratio for model homes lease agreements in years ended December 31, 2024 and 2023 was approximately 58% and 32%, respectively. The increase in the gross margin is caused by the increase in revenue from rental business.

General and Administrative Expenses

The general and administrative expenses increased from $1,116,429 for the year ended December 31, 2023 to $1,539,184 for the year ended December 31, 2024, due to increase in professional fees and salaries.

Other Income and Expenses

In the year ended December 31, 2024, the Company had other income of $1,037,521 compared to other income of $596,502 in the year ended December 31, 2023. The increase in other income was caused by increase in interest income from related party promissory note.

Loss from Discontinued Operations

In the years ended December 31, 2024 and 2023, the discontinued operation loss from American Home REIT Inc. was $0 and $10,175, respectively.

Net Income

The Company had a net income of $6,673,727 for the year ended on December 31, 2024 and a net income of $6,211,230 for the year ended on December 31, 2023. The increase in net income was mostly caused by increase in other income, due to increase in interest income on promissory note from related party.

Liquidity and Capital Resources

Our real estate assets have decreased to $615,495 as of December 31, 2024 from $10,727,530 as of December 31, 2023. This decrease is primarily caused by property sales from the Lakes at Black Oak and Alset Villas projects in 2024. Our liabilities decreased from $3,200,002 at December 31, 2023 to $2,991,375 at December 31, 2024. This decrease is primarily caused by the repayment of related party note payable. Our total assets have increased to $38,792,674 as of December 31, 2024 from $32,099,017 as of December 31, 2023.

As of December 31, 2024, we had cash in the amount of $2,762,935, compared to $1,774,314 as of December 31, 2023.

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

On November 13, 2023, the Company entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the Lakes at Black Oak. The selling price of these lots was anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas. Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The closing of the transactions described above depended on the satisfaction of certain conditions. On July 1, 2024, the Seller closed the sale of 70 of the lots contemplated by that certain Agreement, generating approximately $3.8 million. The sale of the remaining 72 lots at Lakes at Black Oak closed on October 10, 2024 generating approximately $3.9 million. The sale of 63 lots at Alset Villas closed on December 16, 2024 generating approximately $3.8 million.

The Company is entitled to receive certain developer reimbursements for the Lakes at Black Oak and Alset Villas projects. The Company expects that approximately $4.7 million of the receivable will be collected within the next twelve months.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023

Net Cash Provided by Operating Activities	$13,827,474	$12,644,484
Net Cash Used in Investing Activities	$(12,838,746)	$(749,836)
Net Cash Used in Financing Activities	$-	$(12,543,055)
Net Change in Cash and restricted cash	$988,728	$(648,407)
Cash and restricted cash at beginning of the year	$1,882,081	$2,530,488
Cash and restricted cash at end of the year	$2,870,809	$1,882,081

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book. In 2024, cash provided by operating activities was $13,827,474 compared to cash provided by operating activities of $12,644,484 in 2023. Included in these amounts was cash provided by discontinued operations of $0 and $10,175 for the years ended December 31, 2024 and 2023, respectively. Property sales from the Lakes at Black Oak and Alset Villas projects in 2024 and 2023 were the main reason for the cash provided by operating activities in both years.

Cash Flows from Investing Activities

In 2024 the Company lent $15,998,308 to related party, received repayment from related party of $3,161,212 and purchased equipment for $1,650. In 2023 the Company received $1,000,000 from the sale of subsidiary, lent $563,178 to related parties and disposed $1,186,658 cash with the sale of a subsidiary.

Cash Flows from Financing Activities

In 2024, the Company borrowed $3,780,000 from related party and at the same time repaid $3,780,000 of related party loan. In 2023, the Company borrowed $6,020,000 from related party and at the same time repaid $18,563,055 of related party loan. There were no cash flows from financing activities in discontinued operations in either 2024 or 2023.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work in more likely to be performed at certain times of year. This may impact the expenses of Alset EHome from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Estimates

We have established various accounting policies under US GAAP. Some of these policies involve judgments, assumptions and estimates by the management. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an ongoing basis. We are subject to uncertainties such as the impact of future events, economic, environmental and political factors and changes in our business environment. Accordingly, actual results could differ from these estimates. The accounting policies that we deem most critical are as follows:

Revenue Recognition and Cost of Revenue

Land Development Revenue Recognition

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Alset Villas project and Lakes at Black Oak project, which were essentially most of the Company’s revenue in 2023 and 2024, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the years ended December 31, 2024 and 2023, deferred revenue was $0 and $2,100, respectively.

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

See following chart for details of the capitalized construction costs of Lakes at Black Oak and Alset Villas projects as of December 31, 2024 and 2023:

	As of December 31, 2024
	Lakes at Black Oak	Alset Villas	Total
Hard Construction Costs	$16,976,358	$2,442,835	$19,419,193
Engineering	3,698,576	207,998	3,906,574
Consultation	117,923	19,635	137,558
Project Management	6,957,517	-	6,957,517
Legal	296,043	3,610	299,653
Taxes	1,374,131	117,950	1,492,081
Other Services	124,052	17,454	141,506
Impairment	(5,920,599)	-	(5,920,599)
Construction - Sold Lots	(23,624,001)	(2,809,482)	(26,433,483)
Total	$-	$-	$-

Capitalized Finance Costs			$-
Construction in Progress			$-

	As of December 31, 2023
	Lakes at Black Oak	Alset Villas	Total
Hard Construction Costs	$14,549,098	$63,079	$14,612,177
Engineering	3,563,359	206,998	3,770,357
Consultation	114,073	17,450	131,523
Project Management	5,481,101	-	5,481,101
Legal	288,863	2,485	291,348
Taxes	1,365,155	117,950	1,483,105
Other Services	78,701	11,891	90,592
Impairment	(5,920,599)	-	(5,920,599)
Construction - Sold Lots	(14,871,140)	-	(14,871,140)
Total	$4,648,611	$419,853	$5,068,464

Capitalized Finance Costs			$1,642,268
Construction in Progress			$6,710,732

As of December 31, 2024 and 2023, total capitalized finance related costs were $0 and $1,642,268, respectively.

Lakes at Black Oak

The Lakes at Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development initially consisted of approximately 162 acres. The Company has sold off all residential lots at this location as of December 31, 2024. 150 CCM Black Oak, Ltd. is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

Alset Villas

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas. Alset EHome developed 63 lots at Alset Villas. Sale of the 63 lots closed on December 16, 2024, pursuant to a Contract for Purchase and Sale and Escrow Instructions, entered into by the Company’s subsidiary 150 CCM Black Oak, Ltd. and Century Land Holdings of Texas, LLC on November 13, 2023.

The Company expects the final phases of the Lakes at Black Oak and Alset Villas projects to be completed in 2026.

In addition to our annual assessment of potential triggering events in accordance with ASC 360, Impairment Testing: Long- Lived Assets classified as held and used, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The Company did not record impairment on any of its projects during the years ended on December 31, 2024 and 2023.

Investments in Rental Properties

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended December 31, 2024 and 2023.

Reimbursement Receivable

Reimbursement receivable includes developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at December 31, 2024 and 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

LiquidValue Development Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LiquidValue Development Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of LiquidValue Development Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

The Company has significant transactions with related parties which are described in Note 4 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

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

We did not identify any critical audit matters during the course of our audit of the financial statements as of and for the year ended December 31, 2024.

GRASSI & CO., CPAs, PC

We have served as the Company’s auditor since 2022.

Jericho, New York

March 26, 2025

LiquidValue Development Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

Assets:
Real Estate
Construction in Progress	-	6,710,732
Land Held for Development	-	3,382,792
Other Properties, Net	615,495	634,006
Total Real Estate	615,495	10,727,530

Cash	2,762,935	1,774,314
Restricted Cash	107,874	107,767
Other Receivables	67,586	28,917
Reimbursement Receivable, Net	8,717,420	6,707,079
Promissory Note Receivable - Related Party	26,358,872	12,702,270
Prepaid Expenses	4,797	-
Fixed Assets, Net	2,049	2,027
Deposits	21,491	21,491
Operating Lease Right-Of-Use Asset, Net	134,155	27,622
Total Assets	$38,792,674	$32,099,017

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable	1,133,917	738,191
Accrued Expenses	356,188	796,390
Accrued Interest - Related Parties	1,207,408	1,638,824
Deferred Revenue	-	2,100
Security Deposit	4,301	2,100
Operating Lease Liability	138,775	22,397
Income Tax Payable	150,786	-
Total Liabilities	2,991,375	3,200,002

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at December 31, 2024 and December 31, 2023	704,043	704,043
Additional Paid in Capital	33,045,481	32,816,924
Retained Earnings (Accumulated Deficit)	1,986,103	(4,701,911)
Total LiquidValue Development Inc. Stockholders’ Equity	35,735,627	28,819,056
Non-controlling Interests	65,672	79,959
Total Stockholders’ Equity	35,801,299	28,899,015
Total Liabilities and Stockholders’ Equity	$38,792,674	$32,099,017

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023

Revenue	$16,767,986	$18,203,550

Operating Expenses
Cost of Revenue	9,441,810	11,462,218
General and Administrative	1,539,184	1,116,429
Total Operating Expenses	10,980,994	12,578,647

Income from Operations	5,786,992	5,624,903

Other Income (Expense)
Interest Income- related party	1,022,473	788,458
Interest Expense- related party	-	(255,805)
Other Income	15,048	63,849
Total Other Income	1,037,521	596,502

Net Income Before Income Taxes	6,824,513	6,221,405

Income Tax Expense	(150,786)	-

Net Income	6,673,727	6,221,405

Loss from Discontinued Operations, Net of Tax	-	(10,175)

Net Income from Continuing Operations	6,673,727	6,211,230

Net (Loss) Income Attributable to Non-controlling Interests	(14,287)	5,699

Net Income Attributable to Common Stockholders	$6,688,014	$6,205,531

Net Income (Loss) Per Share - Basic and Diluted
Continuing Operations	$0.01	$0.01
Discontinued Operations	$-	$(0.00)
Net Income per Share	$0.01	$0.01

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the Years Ended on December 31, 2024 and 2023

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Total LiquidValue Development Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity

Balance at January 1, 2023	704,043,324	$704,043	$32,542,720	$(10,907,442)	$22,339,321	$74,260	$22,413,581

Gain on Disposal of Subsidiary to Related Party	-	-	274,204	-	274,204	-	274,204

Net Income	-	-	-	6,205,531	6,205,531	5,699	6,211,230

Balance at December 31, 2023	704,043,324	$704,043	$32,816,924	$(4,701,911)	$28,819,056	$79,959	$28,899,015

Loan Forgiveness - Related Party	-	-	228,557	-	228,557	-	228,557

Net Income (Loss)	-	-	-	6,688,014	6,688,014	(14,287)	6,673,727

Balance at December 31, 2024	-	$704,043	$33,045,481	$1,986,103	$35,735,627	$65,672	$35,801,299

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023

Cash Flows from Operating Activities
Net Income	$6,673,727	$6,211,230
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	20,139	13,109
Noncash lease expense	79,916	88,035
Changes in Operating Assets and Liabilities
Real Estate Development	10,093,524	13,232,874
Reimbursement Receivable	(2,010,341)	(6,707,079)
Interest on Promissory Note Receivable – Related Party	(819,506)	(788,159)
Prepaid Expenses	(4,797)	1,325
Other Receivables	(38,669)	116,769
Accounts Payable	395,726	295,728
Accrued Expenses	(440,202)	(1,494)
Income Tax Payable	150,786	-
Accrued Interest - Related Parties	(202,859)	255,805
Operating Lease Liability	(70,071)	(88,034)
Deferred Revenue	(2,100)	2,100
Security Deposits	2,201	2,100
Net Cash Provided by Continuing Operating Activities	13,827,474	12,634,309
Net Cash Provided by Discontinued Operating Activities	-	10,175
Net Cash Provided by Operating Activities	13,827,474	12,644,484

Cash Flows from Investing Activities
Promissory Note Receivable - Related Party	(15,998,308)	(563,178)
Repayment from Promissory Note Receivable - Related Party	3,161,212	1,000,000
Cash disposed as a result of sale of subsidiary	-	(1,186,658)
Purchase of Fixed Assets	(1,650)	-
Net Cash Used in Continuing Investing Activities	(12,838,746)	(749,836)
Net Cash Used in Discontinued Investing Activities	-	-
Net Cash Used in Investing Activities	(12,838,746)	(749,836)

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	3,780,000	6,020,000
Repayment to Notes Payable - Related Parties	(3,780,000)	(18,563,055)
Net Cash Used in Continuing Financing Activities	-	(12,543,055)
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Used in Financing Activities	-	(12,543,055)

Net Increase (Decrease) in Cash and Restricted Cash	988,728	(648,407)
Cash and Restricted Cash - Beginning of Year	1,882,081	2,530,488
Cash and Restricted Cash - End of Year	$2,870,809	$1,882,081
Cash - Continuing Operation	2,762,935	1,774,314
Restricted Cash - Continuing Operation	107,874	107,767
Total Cash and Restricted Cash	$2,870,809	$1,882,081

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of New Operating Lease Right of Use Asset	$179,943	$-
Gain on Sale of AHR to Related Party	$-	$274,204
Forgiveness of Loan by Related Party in Exchange for Sale of AHR	$-	$13,900,000
Promissory Note Receivable Obtained in Exchange for Sale of AHR	$-	$11,350,933
Loan Forgiveness - Related Party	$228,557	$-
Noncash Accrued Interest Income on Related Party Loan	$819,506	788,159
Noncash Repayment of Accrued Interest Payable via Interest Income on Related Party Loan	$202,859	$-

See accompanying notes to consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024

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

The Company was also in the business of renting homes, however, on December 9, 2022, Alset EHome entered into a Stock Purchase Agreement with Alset International Limited and Alset Inc., pursuant to which Alset EHome agreed to sell all of the shares of American Home REIT Inc., the company holding 112 rental properties, to Alset Inc. The closing of this transaction was completed on January 13, 2023. For further details on this transaction, refer to Note 4 to the Company’s Financial Statements – Related Party Transactions and Note 6 – Discontinued Operations.

The Company’s chief operating decision makers are the two Co-CEOs, who review and assess the performance of the Company as a whole. The Company reports its segment information to reflect the manner in which the chief operating decision makers (the “CODMs”) review and assess performance. Both land development projects and rental business are included in our only reporting segment – real estate.

The primary financial measures used by the CODMs to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODMs use net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Income. Segment expenses and other segment items are provided to the CODMs on the same basis as disclosed in the Consolidated Statements of Income.

The CODMs do not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the Notes to the Financial Statements.

Liquidity and Capital Resources

As of December 31, 2024, the Company had cash in the amount of $2,762,935, compared to $1,774,314 as of December 31, 2023.

The Company sold the remainder of its lots during 2024, leaving no significant revenue-generating assets to fund ongoing operations. While the Company continues to generate some income from two rental homes, this revenue is insufficient to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. However, this doubt is alleviated by expected cash flow from reimbursements and ongoing financial support from Alset Inc., which management believes will be sufficient to meet the Company’s obligations for the foreseeable future.

The Company is entitled to receive certain developer reimbursements for the Lakes at Black Oak and Alset Villas projects. The Company expects that approximately $4.7 million of the receivable will be collected within the next twelve months.

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2023	Attributable interest as of December 31, 2024
Alset EHome Inc.	Delaware	February 24, 2015	100%	100%
SeD USA, LLC	Delaware	August 20, 2014	100%	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%	100%
150 CCM Black Oak Ltd.	Texas	January 23, 2014	100%	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%	85%
AHR Black Oak One, LLC	Delaware	September 29, 2021	100%	100%

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

As of December 31, 2024 and 2023, the aggregate non-controlling interest was $65,672 and $79,959, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2024 or 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2024 and 2023.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit are outstanding as of December 31, 2024 and 2023. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of December 31, 2024 and 2023, the total balance of this account was $107,874 and $107,767, respectively.

Other Receivables

Other receivables mostly include funds due from a title company and federal tax refund receivable.

Reimbursement Receivable, Net

Reimbursement receivable includes developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at December 31, 2024 and 2023.

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

The Company did not record impairment on any of its projects during the years ended December 31, 2024 and 2023.

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

On November 13, 2023, the Company entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the Lakes at Black Oak. The selling price of these lots was anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas. Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The closing of the transactions described above depended on the satisfaction of certain conditions. On July 1, 2024, the Seller closed the sale of 70 of the lots contemplated by that certain Agreement, generating approximately $3.8 million. The sale of the remaining 72 lots at Lakes at Black Oak closed on October 10, 2024 generating approximately $3.9 million. The sale of 63 lots at Alset Villas closed on December 16, 2024 generating approximately $3.8 million.

●	Rental of Model Houses

In May 2023, the Company entered into a lease agreement for one of its model houses located in Montgomery County, Texas. This lease agreement was terminated in February 2025.

On July 14, 2023, 150 CCM Black Oak Ltd entered into a model home lease agreement with Davidson Homes, LLC (“Davidson”). On August 3, 2023, Black Oak entered into a development and construction agreement with Davidson to build a model house located in Montgomery County, Texas. On January 4, 2024, Black Oak paid $220,076 to Davidson as reimbursement for final construction cost and the contractor’s fee. The model home lease commenced on January 1, 2024, lease term is twenty-four (24) full months and annual base rent equals to twelve percent (12%) of the total of the final cost of construction costs and the contractor’s fee.

Revenue Recognition

●	Land Development Revenue Recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Lakes at Black Oak and Alset Villas projects, which earned the majority of the Company’s revenue in 2024 and 2023, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the years ended December 31, 2024 and 2023, deferred revenue was $0 and $2,100, respectively.

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

The Company’s tax returns for 2023, 2022 and 2021 remain open to examination.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its financial statements.

 In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity’s expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine the impact on the Company’s disclosures.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At December 31, 2024 and December 31, 2023, uninsured cash and restricted cash balances were $1,586,805 and $634,808, respectively.

3. NOTES PAYABLE

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC (“SeD Maryland”) entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate of LIBOR plus 375 basis points. SeD Maryland was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event L/C is drawn down. The loan was a revolving line of credit. The L/C Facility was not a revolving loan, and amounts advanced and repaid could not be re-borrowed. Repayment of the Loan Agreement was secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan has expired during 2022 and only L/C is outstanding as of December 31, 2024 and 2023. On March 15, 2022 approximately $2,300,000 was released from collateral, and on December 14, 2023 approximately $200,000 was released from collateral, leaving $107,874 as collateral for outstanding letters of credit as of December 31, 2024.

4. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited (now known as Alset Solar Limited)

Alset EHome receives advances from SeD Home Limited (now known as Alset Solar Limited; a subsidiary of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2024 and 2023, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $0 and $228,557, respectively. On October 22, 2024 the Company was forgiven the outstanding interest of $228,557. A gain was recorded in equity as a result of the loan’s extinguishment.

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. During the year ended December 31, 2024, the Company lent $15,998,308 to SeD Intelligent Home and received repayment of $3,161,212 in the same period. Additionally, the Company borrowed $3,780,000 and repaid $3,780,000 of the loans from SeD Intelligent Home in the year ended December 31, 2024. The Company netted the payable and receivable accounts with SeD Intelligent Home Inc. for its presentation in the Balance Sheets. On December 31, 2024, SeD Intelligent Home owed $12,192,866 to the Company. On December 31, 2023, the Company owed $868,301 to SeD Intelligent Home. During 2023, as part of the selling price of our subsidiary, American Home REIT Inc. (“AHR”), the Company was forgiven $13,900,000 of the loan. This forgiveness amount reduced our investment in AHR. For further details on this transaction, refer to Note 6 – Discontinued Operations.

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

The Company incurred expenses of $360,000 and $400,000 in the years ended December 31, 2024 and 2023, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2024 and 2023, the Company owed this related party $41,602 and $27,535, respectively. These amounts are included in Accounts Payable in the accompanying consolidated balance sheets.

Advance to Alset Inc.

The Company provides working capital advances for Alset Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2024 and December 31, 2023, the balance of these advances was $0 and $21,212, respectively.

Sale of Rental Business

On December 9, 2022, Alset EHome Inc., entered into an agreement with Alset International Limited and Alset Inc. pursuant to which Alset EHome Inc. agreed to sell its subsidiary American Home REIT Inc., which owns 112 single-family rental homes, to Alset Inc. The closing of the transaction contemplated by this agreement was completed on January 13, 2023.

Alset EHome Inc. sold AHR for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The closing of this transaction was approved by the stockholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The promissory note carries interest rate of 7.2% and matures on January 13, 2028. The Company accrued $1,607,665 and $788,159 interest on note receivable from Alset Inc. on December 31, 2024 and 2023, respectively. During the years ended on December 31, 2024 and 2023, we recognized interest income of $819,506 and $788,159, respectively.

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

5. SHAREHOLDERS’ EQUITY

As of December 31, 2024 and 2023, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

6. DISCONTINUED OPERATIONS

On December 9, 2022 Alset EHome Inc. (Alset EHome), a subsidiary of the Company, entered into stock purchase agreement with Alset International Limited (“Alset International”) and Alset Inc., pursuant to which Alset Inc. agreed to purchase all of the outstanding shares of American Home REIT Inc., a wholly owned subsidiary of Alset EHome. American Home REIT Inc. is the owner of 112 rental homes. Alset EHome is a majority-owned, indirect subsidiary of Alset International, while Alset International is a majority-owned, indirect subsidiary of Alset Inc. The purchase price of the transaction was established at $26,250,933. Pursuant to the stock purchase agreement the purchase price should be satisfied by (i) a cash payment from Alset Inc. to Alset EHome of $1,000,000 in immediate available funds; (ii) the offset of amount owned by Alset International to Alset Inc. in the amount of $13,900,000, and simultaneously Alset International will offset the same amount owed by Alset EHome to Alset International in an the same amount; and (iii) the issuance of the Promissory Note by Alset Inc. to Alset EHome in the amount of $11,350,933. The closing of this sale is subject to the approval of shareholders of Alset International. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The Company accrued $819,506 and $788,159 interest on note receivable from Alset Inc. on December 31, 2024 and 2023, respectively.

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

The closing of this transaction was completed on January 13, 2023.

The aggregate financial results of discontinued operations were as follows:

Year Ended December 31, 2023

Rental Revenue	$81,767

Expenses
General and Administrative	31,315
Cost of Revenues	31,506
Depreciation Expense	29,121

Total Operating Expenses	91,942

Loss From Operations	(10,175)

Bank Charges	-
Total Other Expense	-

Loss from Discontinued Operations	$(10,175)

The cash flows attributable to the discontinued operations are as follows:

Year Ended December 31, 2023

Operating	$10,175
Investing	-
Financing	-
Net Change in Cash	$10,175

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Maryland. The lease for the Company’s Texas office was terminated on January 31, 2023 while the lease of the Company’s Maryland office expires on March 31, 2027. The monthly rental payments in 2025 range from $6,520 to $6,700. Rent expense was $71,773 and $88,616 for the years ended December 31, 2024 and 2023, respectively. Total cash paid for operating leases was $70,071 and $100,210 for the years ended December 31, 2024 and 2023, respectively. The Company renewed its office lease in Maryland, effective on March 31, 2024, with the renewal term starting from April 1, 2024 to March 31, 2027 and a new monthly rental payment of $6,520 in 2024.

The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2024 was $134,155 and $138,775, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2023 was $27,622 and $22,397, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Year Ended December 31, 2024
Weighted Average Remaining Operating Lease Term (in years)	2.25
Weighted Average Discount Rate	7.22%

The below table summarizes future payments due under these leases as of December 31, 2024.

For the Years Ended December 31:

2025	66,463
2026	68,288
2027	20,652
Total Minimum Lease Payments	$155,403
Less: Effect of Discounting	(16,628)
Present Value of Future Minimum Lease Payments	138,775
Less: Current Obligation under Lease	56,679
Long-term Lease Obligation	$82,096

8. INCOME TAXES

The components of income tax expense and the effective tax rates for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Current:
Federal	$150,786	$-
State	-	-
Total Current	150,786	-
Deferred:
Federal	1,862,884	998,912
State	342,691	458,625
Total Deferred	2,205,575	1,457,537
Valuation Allowance	(2,205,575)	(1,457,537)
Total Income Tax Expense	$150,786	$-

Pre-tax Income (Loss) from Continuing Operations	6,824,513	6,221,405
Pre-tax (Loss) from Discontinuing Operations	-	(10,175)
Pre-tax Income (Loss)	$6,824,513	$6,211,230

Effective Income Tax Rate	2.2%	0.0%

A reconciliation of our income tax expense at federal statutory income tax rate of 21.0% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Tax at the Statutory Federal Rate	21.0%	21.0%
Capitalized Construction Costs	-1.8%	-14.4%
Deferred Finance Cost	0.3%	2.1%
Valuation Allowance	-17.4%	-8.7%
Effective Income Tax Rate	2.2%	0.0%

Deferred tax assets (liabilities) consist of the following at December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Accrued Interest Expense	$6,560,893	$6,310,548
Accrued Expense	8,895	8,895
Accrued Other Income	1,596,154	145,017
Partnership Gain	13,175	13,175
Real Estate Impairment	114,432	729,312
Others	52,139	52,139
Net Operating Loss	576,999	1,060,038
Total deferred tax assets:	$8,922,687	$8,319,124

Deferred tax liabilities:
Accrued Interest Income	(7,752,103)	(7,128,049)
Accumulated Depreciation and Amortization	(204,061)	(204,192)
Capitalized Costs	(2,185,216)	-
Total deferred tax liabilities:	$(10,141,380)	$(7,332,242)

Deferred Tax Assets / (Liabilities), net	(1,218,693)	986,882
Less valuation allowance	1,218,693	(986,882)
Deferred Tax Asset c/f	$-	$-

As of December 31, 2024, the Company has Federal and Maryland State net operating loss carry-forwards of approximately $1,159,000 and $5,118,000, respectively. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2024, the valuation allowance increased by $2,205,575.

As of December 31, 2024, total tax receivable is $35,451, including federal income tax receivable $3,228, and Maryland state income tax receivable $32,223. As of December 31, 2023, total tax receivable is $35,451, including federal income tax receivable $3,228, and Maryland state income tax receivable $32,223.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. We have substantially concluded all U.S. federal income tax and state tax matters through 2020. However, our federal tax returns for the years 2021 through 2023 remain open to examination. State tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

9. SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date through the date of this report and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b), 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2024 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Item 9B. Other Information.

Insider Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Fai H. Chan	80	Co-Chief Executive Officer and Chairman of the Board of Directors
Moe T. Chan	46	Co-Chief Executive Officer and Member of the Board of Directors
Charles MacKenzie	54	Member of the Board of Directors
Rongguo (Ronald) Wei	53	Co-Chief Financial Officer
Alan W. L. Lui	54	Co-Chief Financial Officer

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

Business Experience

Chan Heng Fai. Chan Heng Fai has served as a member of our Board of Directors since January 2017 and has served as Co-Chief Executive Officer of the Company since December 2017. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has also restructured numerous companies in various industries and countries during the past 40 years.

Since March, 2018, Mr. Chan has served as a Chairman of the Board and Chief Executive Officer of Alset Inc., a Nasdaq listed company and the Company’s ultimate corporate parent. Mr. Chan has served as director of the Company’s corporate parent, Alset International Limited, an SGX listed company, since May 2013, has served as its Chief Executive Officer since April 2014 and as its Chairman since June 2017. Mr. Chan has served as a director of Hapi Metaverse Inc. since October 2014 and as Chairman since July 2021. Mr. Chan has served as director of DSS, Inc., a NYSE listed company, since January 2017 and has served as its Chairman since March 2019. Mr. Chan has served as a director of Sharing Services Global Corporation, an OTC Pink listed company, since April 2020 and has served as its Chairman of the Board since July 2021. Mr. Chan has served as Chairman of the Board of HWH International Inc., a Nasdaq listed company, since October 2021 and served as its Chief Executive Officer from October 2021 to January 2024. Mr. Chan has served as a director of Value Exchange International, Inc., an OTCQB listed company, since December 2021.

Mr. Chan was the Executive Chairman of China Gas Holdings Limited, an HKSE listed company, an investor and operator of the city gas pipeline infrastructure in China, from 1997 to 2002. Mr. Chan served as director of Heng Fai Enterprises Limited (now known as Zensun Enterprises Limited), an HKSE listed company, an investment holding company, from September 1992 to 2015, and as the Managing Chairman from 1995 to 2015. Mr. Chan was the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a Singapore property development company formerly listed on the SGX, from March 2003 to September 2013. Mr. Chan served as director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan served as director of Holista CollTech Ltd., an ASX listed company, from July 2013 until June 2021. Mr. Chan served as director of Global Medical REIT Inc., an NYSE listed company, a healthcare facility real estate company, from December 2013 to July 2015. Mr. Chan served as a director of OptimumBank Holdings, Inc. from June 2018 until April 2022. Mr. Chan served as director of RSI International Systems, Inc. (now known as ARCpoint Inc.), a TSXV listed company, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

Director Qualifications of Fai H. Chan:

The board of directors appointed Mr. Chan in recognition of his abilities to assist the Company in expanding its business and the contributions he can make to the Company’s strategic direction.

Moe T. Chan. Mr. Moe Chan was appointed Co-Chief Executive Officer of our Company and a member of our Board of Directors in December 2017. Moe Chan has served as an Executive Director of Alset Inc., a Nasdaq listed company, since October 2022 and also as Co-Chief Executive Officer since July 2021. Mr. Moe Chan served as Chief Development Officer of the Company’s corporate parent, Alset International Limited, from August 2020 until March 2021 when he was appointed Co-Chief Executive Officer of Alset International Limited. Mr. Moe Chan has served as an Executive Director of Alset International Limited since December 2020 Mr. Moe Chan has served as a director of DSS, Inc., an NYSE listed company, since September 2020.

Previously, Mr. Moe Chan was the Group Chief Operating Officer of Heng Fai Enterprises Limited (now known as Zensun Enterprises Limited), an HKSE listed company. Mr. Moe Chan was responsible for the company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, Mr. Moe Chan was an executive director and Chief of Project Development of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a Singapore property development company formerly listed on the SGX.

Mr. Moe Chan holds a Master’s Degree in Business Administration with honors from the University of Western Ontario, a Master’s Degree in Electro-Mechanical Engineering with honors and a Bachelor’s Degree in Applied Science with honors from the University of British Columbia. Chan Tung Moe is the son of Chan Heng Fai.

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

Rongguo (Ronald) Wei. Mr. Wei has served as the Company’s Chief Financial Officer since March 2017. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. Mr. Wei has also served as Co-Chief Financial Officer of Alset Inc., a Nasdaq listed company, since March 2018 and has served as Chief Financial Officer of HWH International Inc., a Nasdaq listed company, since October of 2021. As the Chief Financial Officer of our subsidiary SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting, and taxation activities for that company. Prior to joining SeD Development Management LLC in August of 2016, Mr. Wei worked for several different US multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August of 2014 to July of 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January of 2013 to June of 2014 and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Mr. Wei also worked as an equity analyst in Hong Yuan Securities, an investment bank, in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a certified public accountant and received his Master of Business Administration from the University of Maryland, and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor degree from Beihang University. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February 2017 until May 2017, and served as Chief Financial Officer of such company from February, 2017 to November 2017.

Alan W. L. Lui. Mr. Lui has served as the Company’s Co-Chief Financial Officer since December 2017 and has served as the Co-Chief Financial Officer of Alset Inc., a Nasdaq listed company and the Company’s ultimate corporate parent, since October 2017. At the Company’s corporate parent, Alset International Limited, an SGX listed company, Mr. Lui served as Acting Chief Financial Officer from June 2016 to October 2016, and has been the Chief Financial Officer since November 2016. Mr. Lui has also served as an Executive Director of Alset International Limited since July 2020. Mr. Lui has served as a director and Chief Financial Officer of BMI Capital Partners International Ltd., a Hong Kong investment consulting company, since October 2016. Mr. Lui has served as Chief Financial Officer of Hapi Metaverse Inc. since May 2016. From June 1997 through March 2016, Mr. Lui served in various executive roles at Zensun Enterprises Limited (formerly known as Heng Fai Enterprises Limited), an HKSE listed company, including as Financial Controller. Mr. Lui oversaw the financial and management reporting focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management. Mr. Lui is a certified practicing accountant in Australia and received a Bachelor’s degree in Business Administration from the Hong Kong Baptist University.

The board of directors has no audit, nominating or compensation committees.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2024.

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

Insider Trading Policy

On March 17, 2025 we adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules, and regulations (the “Insider Trading Policy”).

Family Relationships

Fai H. Chan, our Co-Chief Executive Officer, Chairman of our Board and Chairman of the Board and Chief Executive Officer of our majority shareholder and its corporate parent is the father of Moe T. Chan, our other Co-Chief Executive Officer and a Member of our Board.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons has been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to any pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

In 2024, Mr. Wei was compensated by SeD Development Management LLC for his services to Alset EHome at a rate of $232,073 per year. In 2023, Mr. Wei was compensated by SeD Development Management LLC for his services to Alset EHome at a rate of $176,517 per year. Mr. Wei has been compensated by SeD Development Management LLC since 2016. Mr. Wei was not paid by LiquidValue Development Inc. prior to its acquisition of Alset EHome. SeD Development Management LLC will continue to compensate Mr. Wei at the same rate, and he will perform services for LiquidValue Development Inc. as well as its subsidiary Alset EHome.

A company controlled by Mr. MacKenzie was paid consulting fees of approximately $25,000 per month (and $60,000 additional bonus) in 2024, which includes payment for his services to Alset EHome and its subsidiaries.

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

The table below summarizes all compensation awarded to, earned by, or paid to LiquidValue Development Inc.’s named executive officers for all services rendered in all capacities to us for the period from January 1, 2023 through December 31, 2024.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	deferred	All
Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	Plan Comp	Comp Earnings	Other Comp		Total

Fai H. Chan (2)	2024
Chairman of the Board and Co-Chief Executive Officer	2023

Moe T. Chan (2)	2024
Director and Co-Chief Executive Officer	2023

Rongguo (Ronald) Wei	2024	$232,073								$232,073
Co-Chief Financial Officer	2023	$176,517								$176,517

Alan W. L. Lui (2)	2024
Co-Chief Financial Officer	2023

Charles MacKenzie	2024							$360,000	(3)	$360,000	(3)
Director	2023							$400,000	(3)	$400,000	(3)

(1)	Effective as of December 29, 2017, Fai H. Chan was appointed as our Chairman and Co-Chief Executive Officer; Moe T. Chan was appointed as a member of our Board and as Co-Chief Executive Officer; Rongguo (Ronald) Wei and Alan W. L. Lui were appointed as our Co-Chief Financial Officers; and Charles MacKenzie joined the Company’s Board of Directors.

(2)	Alset International compensates Fai H. Chan, Moe T. Chan and Alan W. L. Lui for their services to a number of divisions and subsidiaries of Alset International. Each of these three individuals work on a number of matters for Alset International, including devoting various amounts of time to matters related to LiquidValue Development Inc. LiquidValue Development Inc. does not compensate these individuals.

(3)	A company controlled by Mr. MacKenzie was paid total consulting fees of $360,000 in 2024 and $400,000 in 2023 by Alset EHome.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth, as of December 31, 2024, and as of March 26, 2025, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address (2)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)

Fai H. Chan (3)	704,015,730	99.99%
Moe T. Chan	0	0.00%
Charles MacKenzie	0	0.00%
Rongguo (Ronald) Wei	0	0.00%
Alan W. L. Lui	0	0.00%
All Directors and Officers (5 individuals)	704,015,730	99.99%
Alset International Limited (3)	704,015,730	99.99%
SeD Intelligent Home, Inc. (3)	704,015,730	99.99%

(1)	Based upon 704,043,324 outstanding common shares as of December 31, 2024 and March 26, 2025.

(2)	The mailing address for each individual and entity set forth above is c/o LiquidValue Development Inc., 4800 Montgomery Lane, Suite 210, MD 20814.

(3)	Fai H. Chan may be deemed to be the beneficial owner of the 704,015,730 shares held by Alset International Limited’s wholly-owned subsidiary SeD Intelligent Home, Inc. Mr. Chan is the Chairman and Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited and the Chairman and Chief Executive Officer of Alset Inc., a Nasdaq listed company. The majority of Alset International Limited is owned by a wholly-owned subsidiary of Alset Inc. Mr. Chan is the largest shareholder of Alset Inc. both directly and through HFE Holdings Limited, a holding company owned by Mr. Chan.

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

Transactions with Related Persons, Promoters, and Certain Control Persons

Loan from SeD Home Limited (now known as Alset Solar Limited)

Alset EHome receives advances from SeD Home Limited (now known as Alset Solar Limited; a subsidiary of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2024 and 2023, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $0 and $228,557, respectively. On September 30, 2024 the Company was forgiven the outstanding interest of $228,557. A gain was recorded in equity as a result of the loan’s extinguishment.

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. During the year ended December 31, 2024, the Company lent $15,998,308 to SeD Intelligent Home and received repayment of $3,161,212 in the same period. Additionally, the Company borrowed $3,780,000 and repaid $3,780,000 of the loans from SeD Intelligent Home in the year ended December 31, 2024. On December 31, 2024, SeD Intelligent Home owed $12,192,866 to the Company. On December 31, 2023, the Company owed $868,301 to SeD Intelligent Home. During 2023, as part of the selling price of our subsidiary, American Home REIT Inc. (“AHR”), the Company was forgiven $13,900,000 of the loan. This forgiveness amount reduced our investment in AHR. For further details on this transaction, refer to Note 6 – Discontinued Operations.

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

The Company incurred expenses of $360,000 and $400,000 in the years ended December 31, 2024 and 2023, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2024 and 2023, the Company owed this related party $41,602 and $27,535, respectively. These amounts are included in Accounts Payable in the accompanying consolidated balance sheets.

Advance to Alset Inc.

The Company provides working capital advances for Alset Inc., a related party under the common control of Chan Heng Fai, the CEO of the Company. The advances are interest free with no set repayment terms. On December 31, 2024 and December 31, 2023, the balance of these advances was $0 and $21,212, respectively.

Sale of Rental Business

On December 9, 2022, Alset EHome Inc., entered into an agreement with Alset International Limited and Alset Inc. pursuant to which Alset EHome Inc. agreed to sell its subsidiary American Home REIT Inc., which owns 112 single-family rental homes, to Alset Inc. The closing of the transaction contemplated by this agreement was completed on January 13, 2023.

Alset EHome Inc. sold AHR for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The closing of this transaction was approved by the stockholders of Alset International Limited. The difference between the selling price and AHR’s book value on the date of sale of $274,204 was recorded as additional paid in capital, considering that it was a related party transaction. The promissory note carries interest rate of 7.2% and matures on January 13, 2028. The Company accrued $819,506 and $788,159 interest on note receivable from Alset Inc. on December 31, 2024 and 2023, respectively. During the years ended on December 31, 2024 and 2023, we recognized interest income of $819,506 and $788,159, respectively.

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

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Audit Fees	$132,548	$124,328
Audit-Related Fees	$35,963	$25,688
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$168,511	$150,016

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2024 and December 31, 2023 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2024 and December 31, 2023 that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” In 2024 and 2023 such fees were related to expenses incurred in relation to additional services the auditors performed per request of the foreign auditor of one of our subsidiaries.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2024 and December 31, 2023.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets as of December 31, 2024 and December 31, 2023

Statements of Income for the twelve months ended December 31, 2024 and December 31, 2023

Statements of Stockholders’ Equity for the period December 31, 2023 through December 31, 2024

Statements of Cash Flows for the twelve months ended December 31, 2024 and December 31, 2023

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description

2.1	Acquisition Agreement and Plan of Merger dated December 29, 2017 by and among SeD Intelligent Home Inc., SeD Acquisition Corp., SeD Home International, Inc. and SeD Home Inc. incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.
3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.
3.3	Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.3 to Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 2, 2017.
3.4	Certificate of Incorporation of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.5	Bylaws of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.6	Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.
4.1	Description of Securities, incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022.
10.1	Consulting Agreement dated June 23, 2022, by and between SeD Development Management LLC and MacKenzie Equity Partners, LLC, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2022.
10.2	Loan Agreement, dated as of June 18, 2020, by and between SeD Home & REITs Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.
10.3	Management Services Agreement between LiquidValue Development Inc. and Alset International Limited, dated December 29, 2020 incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022
10.4	Stock Purchase Agreement dated December 9, 2022, by and between Alset EHome Inc., Alset International Limited, and Alset Inc, incorporated by reference to Exhibit 10.4 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.5	Promissory Note dated December 9, 2022, by and between Alset Inc. and Alset EHome Inc, incorporated by reference to Exhibit 10.5 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.

10.6(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of October 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.7(2)	First Amendment to Contract for Purchase and Sale and Escrow Instructions, dated as of November 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.8(1)(2)	Purchase and Sale Agreement, dated March 16, 2023, between 150 CCM Black Oak, LTD and Rausch Coleman Homes Houston, LLC, incorporated by reference to Exhibit 10.8 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.9(1)(2)	Contract of Sale, dated March 17, 2023, between 150 CCM Black Oak, LTD and Davidson Homes, LLC, incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.10(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
10.11(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
19.1**	Insider Trading Policy
21*	Subsidiaries of the Company.
31.1a*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of Liquidvalue Development Inc., incorporated herein by referenced to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

LiquidValue Development Inc.

Dated: March 26, 2025	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fai H. Chan	Co-Chief Executive Officer, Director	March 26, 2025
Fai H. Chan	(Principal Executive Officer)

/s/ Moe T. Chan	Co-Chief Executive Officer, Director	March 26, 2025
Moe T. Chan	(Principal Executive Officer)

/s/ Charley MacKenzie	Director	March 26, 2025
Charley MacKenzie

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	March 26, 2025
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan W. L. Lui	Co-Chief Financial Officer	March 26, 2025
Alan W. L. Lui	(Principal Financial Officer and Principal Accounting Officer)

