Form 10-Q
period 2025-03-31
LiquidValue Development Inc.
filed 2025-05-13
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
		(Audited)
Real Estate
Other Properties, Net	610,867	615,495

Assets:
Cash	$2,980,943	$2,762,935
Restricted Cash	107,901	107,874
Other Receivable	35,363	67,586
Reimbursement Receivable, Net	8,134,920	8,717,420
Promissory Note Receivable - Related Party	26,090,390	26,358,872
Prepaid Expenses	4,449	4,797
Fixed Assets, Net	1,732	2,049
Deposits	21,491	21,491
Operating Lease Right-Of-Use Asset, Net	120,559	134,155
Total Assets	$38,108,615	$38,792,674

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable	$1,452,474	$1,133,917
Accrued Expenses	241,421	356,188
Accrued Interest - Related Parties	1,045,063	1,207,408
Security Deposit	4,301	4,301
Operating Lease Liability	122,372	138,775
Income Tax Payable	160,000	150,786
Total Liabilities	3,025,631	2,991,375

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at March 31, 2025 and December 31, 2024	704,043	704,043
Additional Paid in Capital	33,045,481	33,045,481
Retained Earnings	1,267,893	1,986,103
Total LiquidValue Development Inc. Stockholders’ Equity	35,017,417	35,735,627
Non-controlling Interests	65,567	65,672
Total Stockholders’ Equity	35,082,984	35,801,299
Total Liabilities and Stockholders’ Equity	$38,108,615	$38,792,674

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue	$11,209	$5,045,402

Operating Expenses
Cost of Revenue	5,113	3,911,947
General and Administrative	1,089,779	310,757
Total Operating Expenses	1,094,892	4,222,704

Income (Loss) Income from Operations	(1,083,683)	822,698

Other Income
Interest Income	363,889	258,038
Other Income	10,693	15,048
Total Other Income	374,582	273,086

Net (Loss) Income before Income Taxes	(709,101)	1,095,784

Income Tax Expense	9,214	-

(Loss) Income from Operations	(718,315)	1,095,784

Net Loss Attributable to Non-controlling Interests	(105)	(1,183)

Net (Loss) Income Attributable to Common Stockholders	$(718,210)	$1,096,967

Net (Loss) Income per Share - Basic and Diluted	$(0.00)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three- Months Periods ended March 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional		Total LiquidValue Development Inc.	Non-	Total
		Par Value	Paid in	Retained	Stockholders’	controlling	Stockholders’
	Shares	$0.001	Capital	Earnings	Equity	Interests	Equity

Balance at January 1, 2025	704,043,324	$704,043	$33,045,481	$1,986,103	$35,735,627	$65,672	$35,801,299

Net Loss	-	-	-	(718,210)	(718,210)	(105)	(718,315)

Balance at March 31, 2025	704,043,324	$704,043	$33,045,481	1,267,893	35,017,417	$65,567	$35,082,984

	Common Stock		Additional		Total LiquidValue Development Inc.	Non-	Total
		Par Value	Paid in	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	$0.001	Capital	Deficit	Equity	Interests	Equity

Balance at January 1, 2024	704,043,324	$704,043	$32,816,924	$(4,701,911)	$28,819,056	$79,959	$28,899,015

Net Income (Loss)	-	-	-	1,096,967	1,096,967	(1,183)	1,095,784

Balance at March 31, 2024	704,043,324	$704,043	$32,816,924	(3,604,944)	29,916,023	$78,776	$29,994,799

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities
Net (Loss) Income	$(718,315)	$1,095,784
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	4,945	5,228
Noncash lease expense	13,596	29,655
Changes in Operating Assets and Liabilities
Real Estate Development	-	2,457,700
Reimbursement Receivable	582,500	(960,996)
Interest on Promissory Note Receivable – Related Party	(201,518)	(203,757)
Prepaid Expenses	348	-
Other Receivable	32,223	(6,231)
Accounts Payable	318,557	573,060
Accrued Expenses	(114,767)	6,625
Income Tax Payable	9,214	-
Accrued Interest - Related Parties	(162,345)	(54,253)
Operating Lease Liability	(16,403)	(24,430)
Security Deposits	-	2,201
Net Cash (Used in) Provided by Operating Activities	$(251,965)	$2,920,586

Cash Flows from Investing Activities
Promissory Note Receivable - Related Party	$-	$(2,443,692)
Repayment from Promissory Note Receivable - Related Party	470,000	-
Net Cash Provided by (Used in) Investing Activities	$470,000	$(2,443,692)

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	$-	$2,650,000
Repayment to Notes Payable - Related Parties	-	(2,650,000)
Net Cash Used in Financing Activities	$-	$-

Net Increase in Cash and Restricted Cash	218,035	476,894
Cash and Restricted Cash - Beginning of Period	2,870,809	1,882,081
Cash and Restricted Cash - End of Period	$3,088,844	$2,358,975
Cash	2,980,943	2,251,182
Restricted Cash	107,901	107,793
Total Cash and Restricted Cash	3,088,844	2,358,975

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of New Operating Lease Right of Use Asset	$-	$209,931
Noncash Accrued Interest Income on Related Party Loan	$201,518	$-
Noncash Repayment of Accrued Interest Payable via Interest Income on Related Party Loan	$162,345	$-

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

Liquidity and Capital Resources

As of March 31, 2025, the Company had cash in the amount of $2,980,943, compared to $2,762,935 as of December 31, 2024.

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

The Company is entitled to receive certain developer reimbursements for the Lakes at Black Oak and Alset Villas projects. The Company expects that approximately $8 million of the receivable will be collected within the next twelve months.

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

As of March 31, 2025 and December 31, 2024, the aggregate non-controlling interest was $65,567 and $65,672, respectively, which are separately disclosed on the Consolidated Balance Sheets.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America.

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024, filed on March 26, 2025. The Company assumes that the users of the interim financial information herein have read or have access to the audited consolidated financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The consolidated balance sheet at December 31, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2025.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements. Actual results could differ from those estimates.

Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2025 or 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2025 and December 31, 2024.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit are outstanding as of March 31, 2025 and December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of March 31, 2025 and December 31, 2024, the total balance of this account was $107,901 and $107,874, respectively.

Other Receivables

Other receivables mostly include funds due from a title company and federal tax refund receivable.

Reimbursement Receivable, Net

Reimbursement receivable includes developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at March 31, 2025 and December 31, 2024.

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

The Company did not record impairment on any of its projects during the three months ended March 31, 2025 and 2024.

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

In May 2023, the Company entered into a lease agreement for one of its model houses located in Montgomery County, Texas. This lease was terminated in February 2025. Management intends to procure a new tenant to occupy the premises, after the office used for real estate sales is converted back to a garage.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Lakes at Black Oak and Alset Villa projects, which earned majority of the Company’s revenue in the three months of 2024, is as follows:

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits. At March 31, 2025 and December 31, 2024, uninsured cash and restricted cash balances were $2,058,164 and $1,586,805, respectively.

3. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC (“SeD Maryland”) entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate of LIBOR plus 375 basis points. SeD Maryland was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event L/C is drawn down. The loan was a revolving line of credit. The L/C Facility was not a revolving loan, and amounts advanced and repaid could not be re-borrowed. Repayment of the Loan Agreement was secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan has expired during 2022 and only L/C is outstanding as of March 31, 2025 and December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral, and on December 14, 2023 approximately $200,000 was released from collateral, leaving $107,901 and $107,874 as collateral for outstanding letters of credit as of March 31, 2025 and December 31, 2024, respectively.

4. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited (now known as Alset Solar Limited)

Alset EHome receives advances from SeD Home Limited (now known as Alset Solar Limited; a subsidiary of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of March 31, 2025 and December 31, 2024, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $0 and $0, respectively. On October 22, 2024 the Company was forgiven the outstanding interest of $228,557. A gain was recorded in equity as a result of the loan’s extinguishment.

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. During the three months ended March 31, 2025, the Company received repayment of $470,000 from SeD Intelligent Home and accrued $162,345 of interest. The interest was offset against interest payable in the Company’s Balance Sheet, which was $1,045,063 and $1,207,408 at March 31, 2025 and December 31, 2024, respectively. On March 31, 2025, SeD Intelligent Home owed $11,885,210 to the Company. During the year ended December 31, 2024, the Company lent $15,998,308 to SeD Intelligent Home and received repayment of $3,161,212 in the same period. Additionally, the Company borrowed $3,780,000 and repaid $3,780,000 of the loans from SeD Intelligent Home in the year ended December 31, 2024. The Company netted the payable and receivable accounts with SeD Intelligent Home Inc. for its presentation in the Balance Sheets. On December 31, 2024, SeD Intelligent Home owed $12,192,866 to the Company.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August 2023, the Company’s subsidiary pays $25,000 per month to MacKenzie Equity Partners, LLC for consulting services. In addition, MacKenzie Equity Partners, LLC has been paid certain bonuses, including a sum of $60,000 in June 2024. No bonuses were paid to this entity in 2025.

The Company incurred expenses of $75,000 and $75,000 in the three months ended March 31, 2025 and 2024, respectively, which in 2025 were expensed and in 2024 were capitalized as part of Real Estate on the balance sheet as the services related to property and project management. On March 31, 2025 and December 31, 2024, the Company owed this related party $25,000 and $41,602, respectively. These amounts are included in Accounts Payable in the accompanying consolidated balance sheets.

Promissory Note from Alset Inc.

On January 13, 2023, the Company received a promissory note from Alset Inc. in the amount of $11,350,933 in relation to the sale of its rental business in 2023. The promissory note carries interest rate of 7.2% and matures on January 13, 2028. The Company accrued $1,809,183 and $1,607,665 interest on note receivable from Alset Inc. as of March 31, 2025 and December 31, 2024, respectively. During the three months ended on March 31, 2025 and 2024, we recognized interest income of $201,518 and $203,757, respectively.

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

5. STOCKHOLDERS’ EQUITY

As of March 31, 2025 and December 31, 2024, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Maryland. The lease expires on March 31, 2027. The monthly rental payments in 2025 range from $6,520 to $6,700. Rent expense was $16,754 and $21,512 for the three months ended March 31, 2025 and 2024, respectively. Total cash paid for operating leases was $19,561 and $24,430 for the three months ended March 31, 2025 and 2024, respectively.

The balance of the operating lease right-of-use asset and operating lease liability as of March 31, 2025 was $120,559 and $122,372, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2024 was $134,155 and $138,775, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Three Months Ended March 31, 2025
Weighted Average Remaining Operating Lease Term (in years)	2.00
Weighted Average Discount Rate	7.22%

The below table summarizes future payments due under these leases as of March 31, 2025.

For the Years Ending March 31:

2026	$67,003
2027	68,840
Total Minimum Lease Payments	$135,843
Less: Effect of Discounting	(13,471)
Present Value of Future Minimum Lease Payments	122,372
Less: Current Obligation under Lease	58,168
Long-term Lease Obligation	$64,204

7. SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024:

Revenue

Revenue was $11,209 for the three months ended March 31, 2025 as compared to $5,045,402 for the three months ended March 31, 2024. The decrease in revenue is mainly caused by the fact that the remaining properties in the Lakes at Black Oak and Alset Villas projects were sold in 2024.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts were contingent on certain conditions which the parties to such contracts had to meet. The sale of 335 lots closed in the first six months of 2023. The sale of remaining lots closed on January 4, 2024 generating approximately $5.0 million revenue.

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas. The revenue from the lease was $4,607 and $6,300 in the three months ended March 31, 2025 and 2024, respectively. This lease was terminated in February 2025. Management intends to procure a new tenant to occupy the premises, after the office used for real estate sales is converted back to a garage.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $6,602 and $6,602 in the three months ended March 31, 2025 and 2024, respectively.

Cost of Revenue

All cost of revenue in the three months ended on March 31, 2025 came from model homes lease agreements. All cost of revenue in the three months ended on March 31, 2024 came from our Lakes at Black Oak project and model homes lease agreements. The gross margin ratio for Lakes at Black Oak project in three months ended 2025 and 2024 was approximately 0% and 22%, respectively. The decrease in cost of revenue and decrease in gross margin is caused by the decrease in property sales from the Lakes at Black Oak project in 2025. The last lots in Lakes at Black Oak project were sold during 2024. The gross margin ratio for model homes lease agreements in three months ended March 31, 2025 and 2024 was approximately 54% and 56%, respectively.

General and Administrative Expenses

The general and administrative expenses increased from $310,757 for the three months ended March 31, 2024 to $1,089,779 for the three months ended March 31, 2025, due to increase in professional fees and salaries. Additionally, the Company has been notified by a purchaser of certain lots that they mistakenly overpaid by $450,000 in December 2024. The repayment of $450,000 was recorded in the Company’s books in the first quarter of 2025 as an expense.

Other Income

In the three months ended March 31, 2025, the Company had other income of $374,582 compared to other income of $273,086 in the three months ended March 31, 2024. The increase in other income was caused by increase in interest income from related party promissory note.

Net Income (Loss)

The Company had a net loss of $718,315 for the three months ended on March 31, 2025 and a net income of $1,095,784 for the three months ended on March 31, 2024. The decrease in net income was mostly caused by the decrease in property sales. All remaining lots in Lakes at Black Oak and Alset Villas projects were sold during 2024.

Liquidity and Capital Resources

Our real estate assets have decreased to $610,867 as of March 31, 2025 from $615,495 as of December 31, 2024. This decrease is primarily caused by the depreciation expenses from our rental properties. Our liabilities increased from $2,991,375 at December 31, 2024 to $3,025,631 at March 31, 2025. This increase is primarily caused by the increase in accounts payable. The Company has been notified by a purchaser of certain lots that they mistakenly overpaid by $450,000 in December 2024. The repayment of $450,000 was recorded in the Company’s books in the first quarter of 2025 as payable. Our total assets have decreased to $38,108,615 as of March 31, 2025 from $38,792,674 as of December 31, 2024.

As of March 31, 2025, we had cash in the amount of $2,980,943, compared to $2,762,935 as of December 31, 2024.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts were contingent on certain conditions which the parties to such contracts had to meet. The sale of 335 lots closed in the first six months of 2023. The sale of remaining lots closed on January 4, 2024 generating approximately $5.0 million revenue.

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

The Company is entitled to receive certain developer reimbursements for the Lakes at Black Oak and Alset Villas projects. The Company expects that approximately $8 million of the receivable will be collected within the next twelve months.

The Company has obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-Q.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024 are as follows:

	2025	2024

Net Cash (Used in ) Provided by Operating Activities	$(251,965)	$2,920,586
Net Cash Provided by (Used in) Investing Activities	$470,000	$(2,443,692)
Net Cash Used in Financing Activities	$-	$-
Net Change in Cash	$218,035	$476,894
Cash and restricted cash at beginning of the period	$2,870,809	$1,882,081
Cash and restricted cash at end of the period	$3,088,844	$2,358,975

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book in 2024. In the three months ended March 31, 2025, cash used in operating activities was $251,965 compared to cash provided of $2,920,586 in the three months ended March 31, 2024. Property sales from the Lakes at Black Oak project in 2024 was the main reason for the cash provided by operating activities in 2024.

Cash Flows from Investing Activities

Cash flows provided by investing activities in the three months ended March 31, 2025 of $470,000 were for repayment of promissory note receivable from a related party. Cash flows used in investing activities in the three months ended March 31, 2024 were for issuing loan to related party.

Cash Flows from Financing Activities

In the three months ended March 31, 2024, the Company borrowed $2,650,000 and repaid $2,650,000 from a related party loan. There was no cash provided by or used in financing activities during the three months ended March 31, 2025.

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

LIQUIDVALUE DEVELOPMENT INC.

May 13, 2025	By:	/s/ Fai H. Chan
Fai H. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

May 13, 2025	By:	/s/ Moe T. Chan
Moe T. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

May 13, 2025	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 13, 2025	By:	/s/ Alan W. L. Lui
Alan W. L. Lui
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

