Form 10-Q
period 2025-06-30
LiquidValue Development Inc.
filed 2025-08-11
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 11, 2025, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets:
Cash	$3,136,533	$2,762,935
Restricted Cash	107,928	107,874
Other Receivable	10,363	67,586
Reimbursement Receivable, Net	7,777,520	8,717,420
Note Receivable - Related Party	25,064,148	26,358,872
Prepaid Expenses	15,532	4,797
Real Estate: Other Properties	606,240	615,495
Fixed Assets, Net	1,414	2,049
Deposits	21,491	21,491
Operating Lease Right-Of-Use Asset, Net	106,014	134,155
Total Assets	$36,847,183	$38,792,674

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable	$899,762	$1,133,917
Accrued Expenses	114,695	356,188
Accrued Interest - Related Parties	892,486	1,207,408
Security Deposit	4,301	4,301
Operating Lease Liability	117,881	138,775
Income Tax Payable	-	150,786
Total Liabilities	2,029,125	2,991,375

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common Stock, at par $0.001, 1,000,000,000 shares authorized and 704,043,324 issued, and outstanding at June 30, 2025 and December 31, 2024	704,043	704,043
Additional Paid in Capital	33,045,481	33,045,481
Retained Earnings	1,008,053	1,986,103
Total LiquidValue Development Inc. Stockholders’ Equity	34,757,577	35,735,627
Non-controlling Interests	60,481	65,672
Total Stockholders’ Equity	34,818,058	35,801,299
Total Liabilities and Stockholders’ Equity	$36,847,183	$38,792,674

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$6,602	$12,903	$17,811	$5,058,305
	6,602	12,903	17,811	5,058,305
Operating Expenses
Cost of Revenue	4,627	4,551	9,740	3,916,498
General and Administrative	173,823	522,790	1,263,602	833,547
Total Operating Expenses	178,450	527,341	1,273,342	4,750,045

(Loss) Income from Operations	(171,848)	(514,438)	(1,255,531)	308,260

Other Non-operating Income (Expense)
Interest Income	356,361	223,348	720,250	481,386
Other (Expense) Income	(449,439)	-	(438,746)	15,048
Total Other Non-operating (Expense) Income	(93,078)	223,348	281,504	496,434

Net (Loss) Income before Income Taxes	(264,926)	(291,090)	(974,027)	804,694

Income Tax Expense	-	-	9,214	-

Net (Loss) Income	(264,926)	(291,090)	(983,241)	804,694

Net Loss Attributable to Non-controlling Interests	(5,086)	(1,279)	(5,191)	(2,462)

Net (Loss) Income Attributable to Common Stockholders	$(259,840)	$(289,811)	$(978,050)	$807,156

Net (Loss) Income per Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three- and Six- Months Periods ended June 30, 2025 and 2024

(Unaudited)

	Common Stock				Total LiquidValue Development
	Shares	Par Value $0.001	Additional Paid in Capital	Retained Earnings	Inc. Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity

Balance at January 1, 2025	704,043,324	$704,043	$33,045,481	$1,986,103	$35,735,627	65,672.00	$35,801,299

Net Loss	-	-	-	(718,210)	(718,210)	(105.00)	(718,315)

Balance at March 31, 2025	704,043,324	$704,043	$33,045,481	1,267,893	35,017,417	$65,567	$35,082,984

Net Loss	-	-	-	(259,840)	(259,840)	(5,086.00)	(264,926)

Balance at June 30, 2025	704,043,324	$704,043	$33,045,481	1,008,053	34,757,577	$60,481	$34,818,058

	Common Stock				Total LiquidValue Development
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity

Balance at January 1, 2024	704,043,324	$704,043	$32,816,924	$(4,701,911)	$28,819,056	$79,959	$28,899,015

Net Income (Loss)	-	-	-	1,096,967	1,096,967	(1,183)	1,095,784

Balance at March 31, 2024	704,043,324	$704,043	$32,816,924	(3,604,944)	29,916,023	$78,776	$29,994,799

Net Loss	-	-	-	(289,811)	(289,811)	(1,279)	(291,090)

Balance at June 30, 2024	704,043,324	$704,043	$32,816,924	(3,894,755)	29,626,212	$77,497	$29,703,709

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash Flows from Operating Activities
Net (Loss) Income	(983,241)	$804,694
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	9,890	10,293
Noncash lease expense	28,141	39,888
Changes in Operating Assets and Liabilities
Real Estate Development	-	1,330,755
Reimbursement Receivable	939,900	(601,996)
Note Receivable – Related Party	(405,276)	(471,378)
Prepaid Expenses	(10,735)	-
Other Receivable	57,223	(18,714)
Accounts Payable	(234,155)	(139,591)
Accrued Expenses	(241,493)	(281,360)
Income Tax Payable	(150,786)	-
Accrued Interest - Related Parties	(314,922)	(73,818)
Operating Lease Liability	(20,894)	(30,950)
Security Deposits	-	2,201
Net Cash (Used in) Provided by Operating Activities	(1,326,348)	$570,024

Cash Flows from Investing Activities
Purchase of Fixed Assets	-	$(232)
Note Receivable - Related Party	-	$(2,443,692)
Repayment from Note Receivable - Related Party	1,700,000	2,443,692
Net Cash Provided by (Used in) Investing Activities	1,700,000	$(232)

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	-	$3,066,308
Repayment to Notes Payable - Related Parties	-	(2,586,136)
Net Cash Provided by Financing Activities	-	$480,172

Net Increase in Cash and Restricted Cash	373,652	1,049,964
Cash and Restricted Cash - Beginning of Period	2,870,809	1,882,081
Cash and Restricted Cash - End of Period	3,244,461	$2,932,045
Cash	3,136,533	2,824,225
Restricted Cash	107,928	107,820
Total Cash and Restricted Cash	3,244,461	2,932,045

Supplementary Cash Flow Information
Cash Paid for Interest	-	$-
Cash Paid for Taxes	-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of New Operating Lease Right of Use Asset	-	$174,943
Noncash Accrued Interest Income on Related Party Loan	(405,276)	-
Noncash Repayment of Accrued Interest Payable via Interest Income on Related Party Loan	(314,922)	-

See accompanying notes to condensed consolidated financial statements.

LiquidValue Development Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had cash in the amount of $3,136,533, compared to $2,762,935 as of December 31, 2024.

In the three and six months ended June 30, 2025, we incurred net losses, losses from operations and negative cash flow from operations as we sold remaining lots in our real estate business during 2024.

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

The Company is entitled to receive certain developer reimbursements for the Lakes at Black Oak and Alset Villas projects. The Company expects that approximately $7.8 million of the receivable will be collected.

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

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest
Alset EHome Inc.	Delaware	February 24, 2015	100%
SeD USA, LLC	Delaware	August 20, 2014	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	100%
150 CCM Black Oak Ltd.	Texas	March 17, 2014	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	85%
AHR Black Oak One, LLC	Delaware	September 29, 2021	100%
LVD Merger Corp.	Nevada	May 29, 2025	100%
Alset Real Estate Holdings Inc.	Nevada	June 5, 2025	100%

All intercompany balances and transactions have been eliminated. Non–controlling interest represents the minority equity investment in the Company’s subsidiaries, plus the minority investors’ share of the net operating results and other components of equity relating to the non–controlling interests.

The Company’s subsidiary Alset Solar Inc. was closed on June 21, 2024. The Company’s subsidiary SeD REIT Inc. was closed on August 26, 2024. The Company’s subsidiary SeD Builder LLC was closed on September 2, 2024. The closing of these three companies and their deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

As of June 30, 2025 and December 31, 2024, the aggregate non-controlling interest was $60,481 and $65,672, respectively, which are separately disclosed on the Consolidated Balance Sheets.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated operations of the Company involve a variety of real estate transactions, and it is not possible to precisely measure the operating cycle of the Company. The consolidated balance sheet of the Company has been prepared on an unclassified basis in accordance with real estate industry practice.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements, including reimbursement receivable from third parties for construction costs. Management evaluates such estimates on an ongoing basis, including those related to the collectability and timing of reimbursements. Actual results could differ from those estimates.

Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the six months ended June 30, 2025 or 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2025 and December 31, 2024.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit are outstanding as of June 30, 2025 and December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of June 30, 2025 and December 31, 2024, the total balance of this account was $107,928 and $107,874, respectively.

Other Receivables

Other receivables mostly include funds due from federal tax refund receivable.

Reimbursement Receivable, Net

Reimbursement receivable includes developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at June 30, 2025 and December 31, 2024.

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

The Company did not record impairment on any of its projects during the six months ended June 30, 2025 and 2024.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Lakes at Black Oak project, which earned majority of the Company’s revenue in the six months of 2024, is as follows:

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

Related Parties

The Company follows subtopic 850-10 of the FASB ASC for the identification of related parties and disclosure of related party transactions. Pursuant to Section 850-10-20, related parties include: (a) affiliates of the Company; (b) entities for which investments in their equity securities would be required, absent the election of the FV option under the FV Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, discloses additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which is intended to improve disclosures about a public business entity’s expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the ASU 2024-03 to determine the impact on the Company’s disclosures.

Segments

The Company’s chief operating decision makers (the “CODMs”) are the two Co-CEOs, who review and assess the performance of the Company as a whole. The Company reports its segment information to reflect the manner in which the chief operating decision makers review and assess performance. Both land development projects and rental business are included in our only reporting segment – real estate.

The primary financial measures used by the CODMs to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODMs use net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODMs on the same basis as disclosed in the Consolidated Statements of Operations.

The CODMs do not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the Notes to the Financial Statements.

Out-of-Period Adjustment

During the three months ended June 30, 2025, the Company recorded a $450,000 out-of-period adjustment to increase other non-operating expenses to correct for an overpayment error made by the title company, as reported to the Company by the purchaser, during the preparation of the unaudited condensed consolidated financial statements. This out-of-period adjustment represents an overstatement of revenue of $450,000 in the year ended December 31, 2024. The Company has evaluated the impact of this error and out-of-period adjustment, both quantitatively and qualitatively, and concluded that it is not material to the previously issued annual consolidated financial statements and the adjustment is not expected to be material to the consolidated financial statements for the year ending December 31, 2025.

2. CONCENTRATION OF CREDIT RISK

The group maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. At times, these balances may exceed the federal insurance limits.

3. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC (“SeD Maryland”) entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount outstanding not to exceed at any one time the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate of LIBOR plus 375 basis points. SeD Maryland was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event L/C is drawn down. The loan was a revolving line of credit. The L/C Facility was not a revolving loan, and amounts advanced and repaid could not be re-borrowed. Repayment of the Loan Agreement was secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan has expired during 2022 and only L/C is outstanding as of June 30, 2025 and December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral, and on December 14, 2023 approximately $200,000 was released from collateral, leaving $107,928 and $107,874 as collateral for outstanding letters of credit as of June 30, 2025 and December 31, 2024, respectively.

4. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited (now known as Alset Solar Limited)

Alset EHome receives advances from SeD Home Limited (now known as Alset Solar Limited; a subsidiary of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of June 30, 2025 and December 31, 2024, Alset EHome had outstanding principal due of $0 and $0, respectively and accrued interest of $0 and $0, respectively. On October 22, 2024 the Company was forgiven the outstanding interest of $228,557. A gain was recorded in equity as a result of the loan’s extinguishment.

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. During the six months ended June 30, 2025, the Company received repayment of $1,700,000 from SeD Intelligent Home and accrued $314,922 of interest. The interest was offset against interest payable in the Company’s Balance Sheet, which was $892,486 and $1,207,408 at June 30, 2025 and December 31, 2024, respectively. On June 30, 2025 and December 31, 2024, SeD Intelligent Home owed $10,807,788 and $12,192,866 to the Company, respectively. During the year ended December 31, 2024, the Company lent $15,998,308 to SeD Intelligent Home and received repayment of $3,161,212 in the same period. Additionally, the Company borrowed $3,780,000 and repaid $3,780,000 of the loans from SeD Intelligent Home in the year ended December 31, 2024. The Company netted the payable and receivable accounts with SeD Intelligent Home Inc. for its presentation in the Balance Sheets.

Below table presents the changes in the loan balances during first six months of 2025 and 2024.

SeD Intelligent Home Loan	Interest rate	Due date	12/31/2024	Addition	Interest Receivable Offset	3/31/2025	Addition	Interest Receivable Offset	6/30/2025
Principle	5.00%	On demand	$13,400,274	$(470,000)	$-	$12,930,274	$(1,230,000)	$-	$11,700,274
Interest Payable			$(1,207,408)	$-	$162,344	$(1,045,064)	$-	$152,578	$(892,486)
			$12,192,866	$(470,000)	$162,344	$11,885,210	$(1,230,000)	$152,578	$10,807,788

	Interest rate	Due date	12/31/2023	Addition	Interest Receivable Offset	3/31/2024	Addition	Interest Receivable Offset	6/30/2024
Principle	5.00%	On demand	$541,966	$2,379,828	$-	$2,921,794	$(2,860,000)		$61,794
Interest Payable			$(1,410,267)	$-	$54,255	$(1,356,013)	$-	$19,563	$(1,336,449)
			$(868,301)	$2,379,828	$54,255	$1,565,781	$(2,860,000)	$19,563	$(1,274,655)

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August 2023, the Company’s subsidiary pays $25,000 per month to MacKenzie Equity Partners, LLC for consulting services. In addition, MacKenzie Equity Partners, LLC has been paid certain bonuses, including a sum of $60,000 in June 2024 and $75,000 in May 2025.

The Company incurred expenses of $150,000 and $225,000 in the three and six months ended June 30, 2025, respectively, and $75,000 and $210,000 in the three and six months ended June 30, 2024, respectively, which in 2025 were expensed and in 2024 were capitalized as part of Real Estate on the balance sheet as the services related to property and project management. On June 30, 2025 and December 31, 2024, the Company owed this related party $25,000 and $41,602, respectively. These amounts are included in Accounts Payable in the accompanying consolidated balance sheets.

Note from Alset Inc.

On January 13, 2023, the Company received a note from Alset Inc. in the amount of $11,350,933 in relation to the sale of its rental business in 2023. The note carries interest rate of 7.2% and matures on January 13, 2028. The Company accrued $2,012,940 and $1,607,665 interest on note receivable from Alset Inc. as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended on June 30, 2025, we recognized interest income of $203,757 and $405,275, respectively. During the three and six months ended on June 30, 2024, we recognized interest income of $203,757 and $407,514, respectively.

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

Below table presents the changes in the loan balances during first six months of 2025 and 2024.

Alset Inc. Loan	Interest rate	Due date	12/31/2024	Addition	3/31/2025	Addition	6/30/2025
Principle	7.20%	1/13/2028	$11,350,933	$-	$11,350,933	$-	$11,350,933
Interest Receivable			$1,607,665	$201,518	$1,809,183	$203,757	$2,012,940
			$12,958,598	$201,518	$13,160,116	$203,757	$13,363,873

	Interest rate	Due date	12/31/2023	Addition	3/31/2024	Addition	6/30/2024
Principle	7.20%	1/13/2028	$11,350,933	$-	$11,350,933	$-	$11,350,933
Interest Receivable			$788,159	$203,757	$991,916	$203,757	$1,195,673
			$12,139,092	$203,757	$12,342,849	$203,757	$12,546,606

5. STOCKHOLDERS’ EQUITY

As of June 30, 2025 and December 31, 2024, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space in Maryland. The lease expires on March 31, 2027. The monthly rental payments in 2025 range from $6,520 to $6,700. Rent expense was $16,754 and $16,754 for the three months ended June 30, 2025 and 2024, respectively. Rent expense was $33,507 and $38,266 for the six months ended June 30, 2025 and 2024, respectively. Total cash paid for operating leases was $26,261 and $30,950 for the six months ended June 30, 2025 and 2024, respectively.

The balance of the operating lease right-of-use asset and operating lease liability as of June 30, 2025 was $106,014 and $117,881, respectively. The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2024 was $134,155 and $138,775, respectively.

Supplemental Cash Flow and Other Information Related to Operating Leases are as follows:

Six Months Ended June 30, 2025
Weighted Average Remaining Operating Lease Term (in years)	1.45
Weighted Average Discount Rate	7.22%

The below table summarizes future payments due under these leases as of June 30, 2025.

For the Years Ending June 30:

2026	$67,187
2027	61,955
Total Minimum Lease Payments	$129,142
Less: Effect of Discounting	(11,261)
Present Value of Future Minimum Lease Payments	117,881
Less: Current Obligation under Lease	59,402
Long-term Lease Obligation	$58,479

7. CUSTOMERS CONTRACTS

On March 17, 2023, 150 CCM Black Oak Ltd. (“Black Oak”) entered into a Purchase and Sale Agreement (the “Davidson Agreement”) with Davidson Homes, LLC, an Alabama limited liability company. Pursuant to the terms of the Davidson Agreement, Black Oak agreed to sell approximately 189 single-family detached residential lots developed within section 2 of Lakes at Black Oak project. The sale of the first 94 lots closed on May 30, 2023. The sale of remaining lots closed on January 4, 2024.

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

8. SUBSEQUENT EVENTS

Contribution Agreement

On August 1, 2025, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Alset Real Estate Holdings Inc., a wholly owned subsidiary of the Company (“Alset Real Estate Holdings”).

Pursuant to the terms of the Contribution Agreement, the Company agreed to transfer its ownership of all of the issued and outstanding shares of Alset EHome Inc., a subsidiary of the Company that owns substantially all of the assets and liabilities of the Company, to Alset Real Estate Holdings. In consideration for the transfer of 5,000 shares of Alset EHome Inc., Alset Real Estate Holdings agreed to issue 704,043,224 shares of its common stock to the Company.

The Contribution Agreement represents a step toward the Company’s plan to conduct a pro rata distribution of all of its shares of Alset Real Estate Holdings to the stockholders of the Company.

This transaction closed on August 1, 2025.

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

The primary financial measures used by the CODMs to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODMs use net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODMs on the same basis as disclosed in the Consolidated Statements of Operations.

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

Acquisition Agreement and Plan of Merger

On May 30, 2025, the Company entered into an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”) with (i) SeD Intelligent Home Inc., a Nevada corporation and the majority shareholder of the Company (“SeD”); (ii) LVD Merger Corp., a Nevada corporation and wholly owned subsidiary of the Company (the “Merger Sub”); (iii) Winning Catering Management Limited, a British Virgin Islands corporation (“Winning Group”); (iv) Winning Holdings Limited, a British Virgin Islands corporation (“Winning Holdings”); and (v) Pure Talent Group Limited, a British Virgin Islands corporation (“PTGL” and collectively with SeD, the Merger Sub, the Winning Group and Winning Holdings, the “Parties”).

Pursuant to the terms of the Acquisition Agreement, the Merger Sub will merge with and into Winning Group (the “Merger”), with Winning Group surviving the Merger. Following the Merger, Winning Group will become a wholly owned subsidiary of the Company.

In connection with the Merger and as part of the transaction structure, the Parties also agreed that: 3,754,897,728 new fully paid, non-assessable shares of the Company’s common stock will be issued to Winning Holdings and 234,681,108 shares will be issued to PTGL. At the closing of these transactions (the “Closing”), (i) Winning Holdings will own 80% of the issued and outstanding shares of the Company; (ii) SeD and other existing stockholders will retain 15% of the Company’s shares; and (iii) PTGL will own 5% of the Company’s shares.

On July 10, 2025 the Company received the written consent of its majority shareholder to amend the Company’s Certificate of Incorporation in order to authorize the issuance of common stock adequate to complete the transactions contemplated hereby. The Company intends to increase its authorized shares from 1,000,000,000 shares to 5,000,000,000 shares, par value $0.001 per share.

In addition, as noted above, prior to the Closing, the Company will grant the Company’s existing stockholders shares of an entity that will hold substantially all of the Company’s existing assets.

Winning Group’s principal line of business is Wing Nin, a Hong Kong food and beverage brand. Renowned for its cart noodles, a Hong Kong staple, Wing Nin sells customizable bowls featuring a choice of noodle bases, a wide array of toppings, and a rich homemade spicy curry sauce. Wing Nin began as a street vendor in the 1960s and has expanded in recent years. Today, Wing Nin has eleven locations across Hong Kong. Wing Nin continues to innovate through product development, improvement in training and operations, and central kitchen automation.

The Acquisition Agreement contains representations, warranties, covenants, and conditions to Closing. The boards of directors of the Company, the Merger Sub, and Winning Group have each approved the Acquisition Agreement and the transactions contemplated therein.

On August 1, 2025, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Alset Real Estate Holdings Inc., a wholly owned subsidiary of the Company (“Alset Real Estate Holdings”).

Pursuant to the terms of the Contribution Agreement, the Company agreed to transfer its ownership of all of the issued and outstanding shares of Alset EHome Inc., a subsidiary of the Company that owns substantially all of the assets and liabilities of the Company, to Alset Real Estate Holdings. In consideration for the transfer of 5,000 shares of Alset EHome Inc., Alset Real Estate Holdings agreed to issue 704,043,224 shares of its common stock to the Company.

The Contribution Agreement represents a step toward the Company’s plan to conduct a pro rata distribution of all of its shares of Alset Real Estate Holdings to the stockholders of the Company.

This transaction closed on August 1, 2025.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024:

Revenue

Revenue was $6,602 for the three months ended June 30, 2025 as compared to $12,903 for the three months ended June 30, 2024. Revenue was $17,811 for the six months ended June 30, 2025 as compared to $5,058,305 for the six months ended June 30, 2024. The decrease in revenue is mainly caused by the fact that the remaining properties in the Lakes at Black Oak and Alset Villas projects were sold in 2024.

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

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas. The revenue from the lease was $0 and $6,300 in the three months ended June 30, 2025 and 2024, respectively. The revenue from the lease was $4,606 and $12,600 in the six months ended June 30, 2025 and 2024, respectively. This lease was terminated in February 2025. Management intends to procure a new tenant to occupy the premises, after the office used for real estate sales is converted back to a garage.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $6,603 and $6,603 in the three months ended June 30, 2025 and 2024, respectively. The revenue from the lease was $13,205 and $13,205 in the six months ended June 30, 2025 and 2024, respectively.

Cost of Revenue

All cost of revenue in the three and six months ended on June 30, 2025 came from model homes lease agreements. All cost of revenue in the three and six months ended on June 30, 2024 came from our Lakes at Black Oak project and model homes lease agreements. The gross margin ratio for Lakes at Black Oak project in the first six months ended 2025 and 2024 was approximately 0% and 22%, respectively. The decrease in cost of revenue and decrease in gross margin is caused by the decrease in property sales from the Lakes at Black Oak project in 2025. The last lots in Lakes at Black Oak project were sold during 2024. The gross margin ratio for model homes lease agreements in the first six months ended June 30, 2025 and 2024 was approximately (25)% and 56%, respectively.

General and Administrative Expenses

The general and administrative expenses decreased to $173,823 for the three months ended June 30, 2025 from $522,790 for the three months ended June 30, 2024, due to reallocation of refund paid to customer from general and administrative expenses to other non-operating expense in three months ended on June 30, 2025. General and administrative expenses increased from $833,547 in the six months ended June 30, 2024 to $1,263,602 in the six months ended June 30, 2025, due to increase in bonuses and professional fees paid.

Other Non-operating Income (Expense)

In the three months ended June 30, 2025, the Company had other non-operating expense of $93,078 compared to other non-operating income of $223,348 in the three months ended June 30, 2024. In the six months ended June 30, 2025, the Company’s other non-operating income was $281,504 as compared to other non-operating income of $496,434 in the six months ended June 30, 2024. The decrease in other income was caused by the reallocation of refund paid to customer from general and administrative expenses to other expense in three months ended on June 30, 2025. The Company has been notified by a purchaser of certain lots that they mistakenly overpaid by $450,000 in December 2024. The repayment of $450,000 was recorded in the Company’s books in the first quarter of 2025 as an expense.

Net Income (Loss)

The Company had a net loss of $264,926 for the three months ended on June 30, 2025 and a net loss of $291,090 for the three months ended on June 30, 2024.The Company had a net loss of $983,241 for the six months ended on June 30, 2025 and a net income of $804,694 for the six months ended on June 30, 2024. The decrease in net income was mostly caused by the decrease in property sales. All remaining lots in Lakes at Black Oak and Alset Villas projects were sold during 2024.

Liquidity and Capital Resources

Our real estate assets have decreased to $606,240 as of June 30, 2025 from $615,495 as of December 31, 2024. This decrease is primarily caused by the depreciation expenses from our rental properties. Our liabilities decreased from $2,991,375 at December 31, 2024 to $2,029,125 at June 30, 2025. This decrease is primarily caused by the decrease in accounts payable and accrued interest. The Company has been notified by a purchaser of certain lots that they mistakenly overpaid by $450,000 in December 2024. The repayment of $450,000 was recorded in the Company’s books in the first quarter of 2025 as payable. Our total assets have decreased to $36,847,183 as of June 30, 2025 from $38,792,674 as of December 31, 2024.

As of June 30, 2025, we had cash in the amount of $3,136,533, compared to $2,762,935 as of December 31, 2024.

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

The Company is entitled to receive certain developer reimbursements for the Lakes at Black Oak and Alset Villas projects. The Company expects that approximately $7.8 million of the receivable will be collected.

The Company has obtained a letter of financial support from Alset Inc., an indirect owner of the Company. Alset Inc. committed to provide any additional funding required by the Company and would not demand repayment for the next twelve months from the filing of this Form 10-Q.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and 2024 are as follows:

	2025	2024

Net Cash (Used in) Provided by Operating Activities	$(1,326,348)	$570,024
Net Cash Provided by (Used in) Investing Activities	$1,700,000	$(232)
Net Cash Provided by Financing Activities	$-	$480,172
Net Change in Cash	$373,652	$1,049,964
Cash and restricted cash at beginning of the period	$2,870,809	$1,882,081
Cash and restricted cash at end of the period	$3,244,461	$2,932,045

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book in 2024. In the six months ended June 30, 2025, cash used in operating activities was $1,326,348 compared to cash provided of $570,024 in the six months ended June 30, 2024. Property sales from the Lakes at Black Oak project in 2024 was the main reason for the cash provided by operating activities in 2024.

Cash Flows from Investing Activities

Cash flows provided by investing activities in the six months ended June 30, 2025 of $1,700,000 were from the repayment of note receivable from a related party. Cash flows used in investing activities in the six months ended June 30, 2024 were for purchasing fixed asset. Additionally, in six months ended June 30, 2024, the Company issues $2,443,692 in note to related party and received a repayment of the full amount in that same period.

Cash Flows from Financing Activities

In the six months ended June 30, 2024, the Company borrowed $3,066,308 and repaid $2,586,136 to a related party loan. There was no cash provided by or used in financing activities during the six months ended June 30, 2025.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The following documents are filed as a part of this report:

10.1	Acquisition Agreement and Plan of Merger dated May 30, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report filed by the Company with the SEC on June 5, 2025).

10.2	Contribution Agreement, dated August 1, 2025, by and between the Company and Alset Real Estate Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Current Report filed by the Company with the SEC on August 7, 2025).

31.1a*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officers and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQUIDVALUE DEVELOPMENT INC.

August 11, 2025	By:	/s/ Fai H. Chan
Fai H. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

August 11, 2025	By:	/s/ Moe T. Chan
Moe T. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

August 11, 2025	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

August 11, 2025	By:	/s/ Alan W. L. Lui
Alan W. L. Lui
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

