Form 10-Q
period 2025-09-30
Winning Catering Group, Inc.
filed 2025-11-04
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

000-55038

Commission file number

Winning Catering Group, Inc.

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

As of November 4, 2025, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets:
Cash	$5,912	$2,762,935
Restricted Cash	-	107,874
Other Receivable	-	67,586
Reimbursement Receivable, Net	-	8,717,420
Note Receivable - Related Party	-	26,358,872
Prepaid Expenses	-	4,797
Real Estate: Other Properties, Net	-	615,495
Fixed Assets, Net	-	2,049
Deposits	-	21,491
Operating Lease Right-Of-Use Asset, Net	-	134,155
Total Assets	$5,912	$38,792,674

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable	$-	$1,133,917
Accrued Expenses	-	356,188
Accrued Interest - Related Parties	-	1,207,408
Security Deposit	-	4,301
Operating Lease Liability	-	138,775
Income Tax Payable	-	150,786
Total Liabilities	-	2,991,375

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common Stock, at par $0.001, 5,000,000,000 shares authorized and 704,043,324 issued, and outstanding at September 30, 2025 and December 31, 2024	704,043	704,043
Additional Paid in Capital	(698,131)	33,045,481
Retained Earnings	-	1,986,103
Total Winning Catering Group, Inc. Stockholders’ Equity	5,912	35,735,627
Non-controlling Interests	-	65,672
Total Stockholders’ Equity	5,912	35,801,299
Total Liabilities and Stockholders’ Equity	$5,912	$38,792,674

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$3,479	$3,827,902	$21,290	$8,886,207
	3,479	3,827,902	21,290	8,886,207
Operating Expenses
Cost of Revenue	2,462	1,723,273	12,202	5,639,771
General and Administrative	211,070	324,309	1,474,672	1,157,856
Total Operating Expenses	213,532	2,047,582	1,486,874	6,797,627

(Loss) Income from Operations	(210,053)	1,780,320	(1,465,584)	2,088,580

Other Non-operating Income (Expense)
Interest Income	187,049	250,436	907,299	731,822
Other (Expense) Income	-	-	(438,746)	15,048
Total Other Non-operating Income	187,049	250,436	468,553	746,870

Net (Loss) Income before Income Taxes	(23,004)	2,030,756	(997,031)	2,835,450

Income Tax Expense	-	-	9,214	-

Net (Loss) Income	(23,004)	2,030,756	(1,006,245)	2,835,450

Net Loss Attributable to Non-controlling Interests	(2,645)	(13,407)	(7,836)	(15,869)

Net (Loss) Income Attributable to Common Stockholders	$(20,359)	$2,044,163	$(998,409)	$2,851,319

Net (Loss) Income per Share - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Three- and Nine- Months Periods ended September 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Winning Catering Group, Inc. Inc. Stockholders’	Non-controlling	Total Stockholders’
	Shares	Par Value $0.001	Capital	Deficit	Equity	Interests	Equity

Balance at January 1, 2025	704,043,324	$704,043	$33,045,481	$1,986,103	$35,735,627	65,672.00	$35,801,299

Net Loss	-	-	-	(718,210)	(718,210)	(105.00)	(718,315)

Balance at March 31, 2025	704,043,324	$704,043	$33,045,481	1,267,893	35,017,417	$65,567	$35,082,984

Net Loss	-	-	-	(259,840)	(259,840)	(5,086)	(264,926)

Balance at June 30, 2025	704,043,324	$704,043	$33,045,481	1,008,053	34,757,577	$60,481	$34,818,058

Net Loss	-	-	-	(20,359)	(20,359)	(2,645)	(23,004)

Special Distribution to Shareholders	-	$-	$(33,743,612)	(987,694)	(34,731,306)	$(57,836)	$(34,789,142)

Balance at September 30, 2025	704,043,324	$704,043	$(698,131)	-	5,912	$-	$5,912

	Common Stock		Additional Paid in	Accumulated	Total Winning Catering Group, Inc. Inc. Stockholders’	Non-controlling	Total Stockholders’
	Shares	Par Value $0.001	Capital	Deficit	Equity	Interests	Equity

Balance at January 1, 2024	704,043,324	$704,043	$32,816,924	$(4,701,911)	$28,819,056	$79,959	$28,899,015

Net Income (Loss)	-	-	-	1,096,967	1,096,967	(1,183)	1,095,784

Balance at March 31, 2024	704,043,324	$704,043	$32,816,924	(3,604,944)	29,916,023	$78,776	$29,994,799

Net Loss	-	-	-	(289,811)	(289,811)	(1,279)	(291,090)

Balance at June 30, 2024	704,043,324	$704,043	$32,816,924	(3,894,755)	29,626,212	$77,497	$29,703,709

Loan Forgiveness - Related Party	-	-	228,557	-	228,557	-	228,557

Net Income (Loss)	-	-	-	2,044,163	2,044,163	(13,407)	2,030,756

Balance at September 30, 2024	704,043,324	$704,043	$33,045,481	(1,850,592)	31,898,932	$64,090	$31,963,022

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash Flows from Operating Activities
Net (Loss) Income	$(1,006,245)	$2,835,450
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	12,468	15,085
Noncash lease expense	37,837	63,163
Changes in Operating Assets and Liabilities
Real Estate Development	-	3,587,588
Reimbursement Receivable	1,309,950	(1,488,097)
Interest on Promissory Note Receivable – Related Party	(669,638)	(677,593)
Prepaid Expenses	(1,679)	-
Other Receivable	45,609	(22,703)
Accounts Payable	(303,729)	(479,020)
Accrued Expenses	(225,891)	(483,184)
Income Tax Payable	(150,786)	-
Accrued Interest - Related Parties	(237,598)	(118,231)
Operating Lease Liability	(26,122)	(50,511)
Deferred Revenue	923	-
Security Deposits	-	2,201
Net Cash (Used in) Provided by Operating Activities	$(1,214,901)	$3,184,148

Cash Flows from Investing Activities
Purchase of Fixed Assets	$-	$(1,650)
Promissory Note Receivable - Related Party	-	(2,443,692)
Repayment from Promissory Note Receivable - Related Party	2,030,000	2,443,692
Net Cash Provided by (Used in) Investing Activities	$2,030,000	$(1,650)

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	$-	$3,776,308
Repayment to Notes Payable - Related Parties	-	(6,370,659)
Special Distribution to Shareholders	(3,679,996)	-
Net Cash Used in Financing Activities	$(3,679,996)	$(2,594,351)

Net (Decrease) Increase in Cash and Restricted Cash	(2,864,897)	588,147
Cash and Restricted Cash - Beginning of Period	2,870,809	1,882,081
Cash and Restricted Cash - End of Period	$5,912	$2,470,228
Cash	5,912	2,362,381
Restricted Cash	-	107,847
Total Cash and Restricted Cash	5,912	2,470,228

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of New Operating Lease Right of Use Asset	$-	$174,943
Loan Forgiveness - Related Party	$-	$228,557
Noncash Accrued Interest Income on Related Party Loan	$(669,638)	$-
Noncash Repayment of Accrued Interest Payable via Interest Income on Related Party Loan	$(237,598)	$-
Special Distribution	$(31,109,146)	$-

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2025

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Winning Catering Group, Inc. (formerly known as LiquidValue Development Inc.) (the “Company”) was incorporated in the State of Nevada on December 10, 2009. On December 29, 2017, the Company, acquired Alset EHome Inc. (“Alset EHome”) by reverse merger. Alset EHome, a Delaware corporation, was formed on February 24, 2015. Alset EHome is principally engaged in developing, selling, managing, and leasing residential properties in the United States in current stage and may expand from residential properties to other property types, including but not limited to commercial and retail properties. The Company is 99.99% owned by SeD Intelligent Home Inc., which is wholly owned by Alset International Limited (“Alset International”), a multinational public company, listed on the Singapore Exchange Securities Trading Limited.

On August 1, 2025, the Company entered into a Contribution Agreement with Alset Real Estate Holdings Inc., a wholly owned subsidiary of the Company (“Alset Real Estate Holdings”).

Pursuant to the terms of the Contribution Agreement, the Company agreed to transfer its ownership of all of the issued and outstanding shares of Alset EHome Inc., the company that owns substantially all of the assets and liabilities of the Company, to Alset Real Estate Holdings.

On August 18, 2025, the Company completed the distribution of substantially all of its assets to holders of the Company’s common stock as of August 15, 2025, in the form of a one-time special dividend (the “Distribution”).

The Distribution consisted of all of the issued and outstanding shares of Alset Real Estate Holdings Inc., having an aggregate fair market value of approximately $34.8 million as of the date of Distribution, and constituting substantially all of the Company’s net asset value. Shareholders received shares on a pro rata basis, based on the number of shares of the Company’s common stock.

Management has analyzed this transaction following ASC 205-20 and ASC 845, and concluded that the August 2025 distribution of substantially all of the Company’s assets should not be presented as a discontinued operation. The transaction represents a special distribution to shareholders and should be reflected as a reduction of equity in the statement of stockholders’ equity. The remaining shell should continue to report nominal assets and capital until the planned merger (as described below) is completed.

Additionally, the management considered the guidance in ASC 205-30, Presentation of Financial Statements - Liquidation Basis of Accounting. The liquidation basis is required only when:

●	management with the appropriate authority has approved a plan of liquidation, and
●	it is remote that the entity will return from liquidation

Although the Company has distributed substantially all of its assets, it has not formally approved or adopted a formal plan of liquidation or dissolution. Instead, the Company has approved and is actively pursuing the consummation of a merger transaction, under which the legal entity will continue its existence and operations will continue in another form. Accordingly, the criteria for applying the liquidation basis of accounting are not met, and the financial statements have been prepared on a going concern basis in accordance with U.S. GAAP.

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash in the amount of $5,912, compared to $2,762,935 as of December 31, 2024.

In the three and nine months ended September 30, 2025, we incurred net losses, losses from operations and negative cash flow from operations.

In August 2025, the Company completed a special distribution of substantially all of its assets to shareholders. Following this transaction, the Company has no material operations or sources of revenue and is considered a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934.

The Company’s current cash resources are expected to be sufficient only to cover minimal administrative and reporting costs for a limited period. The Company does not have any commitments for additional financing and will require either additional capital or a strategic transaction to continue its existence and satisfy ongoing reporting obligations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

On May 30, 2025, the Company entered into an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”) with SeD Intelligent Home Inc., LVD Merger Corp., a wholly owned subsidiary of the Company; Winning Catering Management Limited (“Winning Group”); Winning Holdings Limited; and Pure Talent Group Limited. Pursuant to the Acquisition Agreement, LVD Merger Corp. will merge with and into Winning Group, with Winning Group surviving the merger as a wholly owned subsidiary of the Company. In connection with the merger, the Company will issue new shares of its common stock, following which Winning Holdings will own approximately 80% of the issued and outstanding shares of the Company.

The planned merger represents management’s strategy to secure a new business operation and address the substantial doubt regarding the Company’s ability to continue as a going concern. While management is actively pursuing completion of the merger, the transaction had not been consummated as of the issuance date of this Quarterly Report on Form 10-Q and, therefore, does not currently alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Principles of Consolidation

The condensed consolidated financial statements include all accounts of the following entities as of December 31, 2024 and for the reporting periods as follows:

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

As of September 30, 2025 and December 31, 2024, the aggregate non-controlling interest was $0 and $65,672, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the nine months ended September 30, 2025 or 2024.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2025 and December 31, 2024.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit are outstanding as of December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of September 30, 2025 and December 31, 2024, the total balance of this account was $0 and $107,874, respectively.

Other Receivables

Other receivables mostly include funds due from a title company and federal tax refund receivable.

Reimbursement Receivable, Net

Reimbursement receivable includes developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at December 31, 2024.

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

The Company did not record impairment on any of its projects during the nine months ended September 30, 2024.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Lakes at Black Oak and Alset Villa projects, which earned majority of the Company’s revenue in the nine months of 2024, is as follows:

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

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within deferred revenue on the Company’s consolidated balance sheet at December 31, 2024.

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

3. NOTES PAYABLE

M&T Bank Loans

On April 17, 2019, SeD Maryland Development LLC (“SeD Maryland”) entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate of LIBOR plus 375 basis points. SeD Maryland was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event L/C is drawn down. The loan was a revolving line of credit. The L/C Facility was not a revolving loan, and amounts advanced and repaid could not be re-borrowed. Repayment of the Loan Agreement was secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan has expired during 2022 and only L/C is outstanding as of December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral, and on December 14, 2023 approximately $200,000 was released from collateral, leaving $107,874 as collateral for outstanding letters of credit as of December 31, 2024.

4. RELATED PARTY TRANSACTIONS

Loan from SeD Home Limited (now known as Alset Solar Limited)

Alset EHome receives advances from SeD Home Limited (now known as Alset Solar Limited; a subsidiary of Alset International), to fund development and operation costs. The advances bear interest at 10% and are payable on demand. As of December 31, 2024, Alset EHome had outstanding principal due of $0 and accrued interest of $0. On October 22, 2024 the Company was forgiven the outstanding interest of $228,557. A gain was recorded in equity as a result of the loan’s extinguishment.

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. During the nine months ended September 30, 2025, the Company received repayment of $2,030,000 from SeD Intelligent Home. On December 31, 2024, SeD Intelligent Home owed $12,192,866 to the Company. During the year ended December 31, 2024, the Company lent $15,998,308 to SeD Intelligent Home and received repayment of $3,161,212 in the same period. Additionally, the Company borrowed $3,780,000 and repaid $3,780,000 of the loans from SeD Intelligent Home in the year ended December 31, 2024. The accrued interest of $1,207,408 was offset against interest payable in the Company’s Balance Sheet at December 31, 2024. The Company netted the payable and receivable accounts with SeD Intelligent Home Inc. for its presentation in the Balance Sheet.

Below table presents the changes in the loan balances during first nine months of 2025 and 2024.

SeD Intelligent Home Loan	Interest rate	Due date	12/31/2024	Change	Interest Receivable Offset	3/31/2025	Change	Interest Receivable Offset	6/30/2025	Change	Interest Receivable Offset	Special Distribution	9/30/2025
Principle	5.00%	On demand	$13,400,274	$(470,000)	$-	$12,930,274	$(1,230,000)	$-	$11,700,274	$(330,000)		$(11,370,274)	$-
Interest Payable			$(1,207,408)	$-	$162,344	$(1,045,064)	$-	$152,578	$(892,486)		$77,324	$815,162	$-
			$12,192,866	$(470,000)	$162,344	$11,885,210	$(1,230,000)	$152,578	$10,807,788	$(330,000)	$77,324	$(10,555,112)	$-

	Interest rate	Due date	12/31/2023	Change	Interest Receivable Offset	3/31/2024	Change	Interest Receivable Offset	6/30/2024	Change	Interest Receivable Offset	9/30/2024
Principle	5.00%	On demand	$541,966	$2,379,828	$-	$2,921,794	$(2,860,000)		$61,794	$3,074,522		$3,136,316
Interest Payable			$(1,410,267)	$-	$54,255	$(1,356,013)	$-	$19,563	$(1,336,449)	$-	$44,413	$(1,292,037)
			$(868,301)	$2,379,828	$54,255	$1,565,781	$(2,860,000)	$19,563	$(1,274,655)	$3,074,522	$44,413	$1,844,279

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

The Company incurred expenses of $25,000 and $175,000 in the three and nine months ended September 30, 2025, respectively, and $75,000 and $285,000 in the three and nine months ended September 30, 2024, respectively, which in 2025 were expensed and in 2024 were capitalized as part of Real Estate on the balance sheet as the services related to property and project management. On September 30, 2025 and December 31, 2024, the Company owed this related party $0 and $41,602, respectively. These amounts are included in Accounts Payable in the accompanying consolidated balance sheets.

Note from Alset Inc.

On January 13, 2023, the Company received a note from Alset Inc. in the amount of $11,350,933 in relation to the sale of its rental business in 2023. The note carries interest rate of 7.2% and matures on January 13, 2028. The Company accrued $1,607,665 interest on note receivable from Alset Inc. as of and December 31, 2024. During the three and nine months ended on September 30, 2025, we recognized interest income of $109,715 and $514,990, respectively. During the three and nine months ended on September 30, 2024, we recognized interest income of $205,996 and $613,510, respectively.

Alset Inc. owns 85.8% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of the Company. Certain members of the Company’s Board of Directors and management are also members of the Board of Directors and management of each Alset International Limited and Alset Inc. Chan Heng Fai, the Chairman, Chief Executive Officer and majority stockholder of Alset Inc., is also the Chairman and Chief Executive Officer of both the Company and Alset International Limited; Chan Tung Moe is the Co-Chief Executive Officer and a member of the Board of Directors of Alset Inc., Alset International Limited and the Company; and Charles MacKenzie, a member of the Board of Directors of the Company, is also an officer of Alset Inc.

Below table presents the changes in the loan balances during first nine months of 2025 and 2024.

Alset Inc. Loan	Interest rate	Due date	12/31/2024	Change	3/31/2025	Change	6/30/2025	Change	Special Distribution	9/30/2025
Principle	7.20%	1/13/2028	$11,350,933	$-	$11,350,933	$-	$11,350,933	$-	$(11,350,933)	$-
Interest Receivable			$1,607,665	$201,518	$1,809,183	$203,757	$2,012,940	$109,715	$(2,122,655)	$-
			$12,958,598	$201,518	$13,160,116	$203,757	$13,363,873	$109,715	$(13,473,588)	$-

	Interest rate	Due date	12/31/2023	Change	3/31/2024	Change	6/30/2024	Change	9/30/2024
Principle	7.20%	1/13/2028	$11,350,933	$-	$11,350,933	$-	$11,350,933	$-	$11,350,933
Interest Receivable			$788,159	$203,757	$991,916	$203,757	$1,195,673	$205,996	$1,401,669
			$12,139,092	$203,757	$12,342,849	$203,757	$12,546,606	$205,996	$12,752,602

5. STOCKHOLDERS’ EQUITY

As of September 30, 2025 and December 31, 2024, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

On July 10, 2025 the Company’s stockholders approved by written consent an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of voting common stock from 1,000,000,000 shares to 5,000,000,000 shares. The increase in the number of authorized shares of common stock was effected pursuant to a Certificate of Amendment to the Company’s Articles of Incorporation filed with the Secretary of State of the State of Nevada on August 20, 2025 and was effective as of such date.

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company, before special distribution, leased office space in Maryland. The monthly rental payments in 2025 range from $6,520 to $6,700. Rent expense was $8,828 and $16,753 for the three months ended September 30, 2025 and 2024, respectively. Rent expense was $42,335 and $55,019 for the nine months ended September 30, 2025 and 2024, respectively. Total cash paid for operating leases was $39,662 and $50,511 for the nine months ended September 30, 2025 and 2024, respectively.

The balance of the operating lease right-of-use asset and operating lease liability as of December 31, 2024 was $134,155 and $138,775, respectively.

The lease was maintained by the Company’s subsidiary that was distributed to shareholders as part of the special distribution in August 2025. Following the distribution, the Company no longer has any active lease agreements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances and failure to successfully develop business relationships.

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

In addition, as noted above, prior to the Closing, the Company granted the Company’s existing stockholders shares of an entity that holds substantially all of the Company’s existing assets.

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

Pursuant to the terms of the Contribution Agreement, the Company agreed to transfer its ownership of all of the issued and outstanding shares of Alset EHome Inc., a subsidiary of the Company that owns substantially all of the assets and liabilities of the Company, to Alset Real Estate Holdings. In consideration for the transfer of 5,000 shares of Alset EHome Inc., Alset Real Estate Holdings agreed to issue 704,043,224 shares of its common stock to the Company. This transaction closed on August 1, 2025.

On August 18, 2025, the Company completed the distribution of substantially all of its assets to holders of the Company’s common stock as of August 15, 2025, in the form of a one-time special distribution (the “Distribution”).

The Distribution consisted of all of the issued and outstanding shares of the Company’s wholly owned subsidiary Alset Real Estate Holdings Inc., having an aggregate fair market value of approximately $34.8 million as of the Distribution Date, and constituting substantially all of the Company’s net asset value. Shareholders received shares on a pro rata basis, based on the number of shares of the Company’s common stock.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024:

Revenue

Revenue was $3,479 for the three months ended September 30, 2025 as compared to $3,827,902 for the three months ended September 30, 2024. Revenue was $21,290 for the nine months ended September 30, 2025 as compared to $8,886,207 for the nine months ended September 30, 2024. The decrease in revenue is mainly caused by the fact that the remaining properties in the Lakes at Black Oak and Alset Villas projects were sold in 2024.

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

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $3,479 and $6,602 in the three months ended September 30, 2025 and 2024, respectively. The revenue from the lease was $16,683 and $19,807 in the nine months ended September 30, 2025 and 2024, respectively.

Cost of Revenue

All cost of revenue in the three and nine months ended on September 30, 2025 came from model homes lease agreements. All cost of revenue in the three and nine months ended on September 30, 2024 came from our Lakes at Black Oak project and model homes lease agreements. The gross margin ratio for Lakes at Black Oak project in the first nine months ended 2025 and 2024 was approximately 0% and 37%, respectively. The decrease in cost of revenue and decrease in gross margin is caused by the decrease in property sales from the Lakes at Black Oak project in 2025. The last lots in Lakes at Black Oak project were sold during 2024. The gross margin ratio for model homes lease agreements in the first nine months ended September 30, 2025 and 2024 was approximately 45% and 58%, respectively.

General and Administrative Expenses

The general and administrative expenses decreased from $324,309 for the three months ended September 30, 2024 to $211,070 for the three months ended September 30, 2025, due to the special distribution of shares in August 2025. General and administrative expenses increased from $1,157,856 in the nine months ended September 30, 2024 to $1,474,672 in the nine months ended September 30, 2025, due to an increase in bonuses and professional fees paid.

Other Non-operating Income (Expense)

In the three months ended September 30, 2025, the Company had other non-operating income of $187,049 compared to other non-operating income of $250,436 in the three months ended September 30, 2024. In the nine months ended September 30, 2025, the Company’s other non-operating income was $468,553 as compared to other non-operating income of $746,870 in the nine months ended September 30, 2024. The decrease in other income was caused by the reallocation of refund paid to customer from general and administrative expenses to other expense in nine months ended on September 30, 2025. The Company has been notified by a purchaser of certain lots that they mistakenly overpaid by $450,000 in December 2024. The repayment of $450,000 was recorded in the Company’s books in the first quarter of 2025 as an expense.

Net Income (Loss)

The Company had a net loss of $23,004 for the three months ended on September 30, 2025 and a net income of $2,030,756 for the three months ended on September 30, 2024. The Company had a net loss of $1,006,245 for the nine months ended on September 30, 2025 and a net income of $2,835,450 for the nine months ended on September 30, 2024. The decrease in net income was mostly caused by the decrease in property sales. All remaining lots in Lakes at Black Oak and Alset Villas projects were sold during 2024.

Liquidity and Capital Resources

As of September 30, 2025, the Company had cash in the amount of $5,912, compared to $2,762,935 as of December 31, 2024.

In the three and nine months ended September 30, 2025, we incurred net losses, losses from operations and negative cash flow from operations.

In August 2025, the Company completed a special distribution of substantially all of its assets to shareholders. Following this transaction, the Company has no material operations or sources of revenue and is considered a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934.

The Company’s current cash resources are expected to be sufficient only to cover minimal administrative and reporting costs for a limited period. The Company does not have any commitments for additional financing and will require either additional capital or a strategic transaction to continue its existence and satisfy ongoing reporting obligations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

The planned merger, discussed under Acquisition Agreement and Plan of Merger paragraph above, represents management’s strategy to secure a new business operation and address the substantial doubt regarding the Company’s ability to continue as a going concern. While management is actively pursuing completion of the merger, the transaction had not been consummated as of the issuance date of this Quarterly Report on Form 10-Q and, therefore, does not currently alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024 are as follows:

	2025	2024

Net Cash (Used in) Provided by Operating Activities	$(1,214,901)	$3,184,148
Net Cash Provided by (Used in) Investing Activities	$2,030,000	$(1,650)
Net Cash Used in Financing Activities	$(3,679,996)	$(2,594,351)
Net (Decrease) Increase in Cash and Restricted Cash	$(2,864,897)	$588,147
Cash and restricted cash at beginning of the period	$2,870,809	$1,882,081
Cash and restricted cash at end of the period	$5,912	$2,470,228

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book in 2024. In the nine months ended September 30, 2025, cash used in operating activities was $1,214,901 compared to cash provided of $3,184,148 in the nine months ended September 30, 2024. Property sales from the Lakes at Black Oak project in 2024 was the main reason for the cash provided by operating activities in 2024.

Cash Flows from Investing Activities

Cash flows provided by investing activities in the nine months ended September 30, 2025 of $2,030,000 were from the repayment of note receivable from a related party. Cash flows used in investing activities in the nine months ended September 30, 2024 were for purchasing fixed asset. Additionally, in nine months ended September 30, 2024, the Company issues $2,443,692 in note to related party and received a repayment of the full amount in that same period.

Cash Flows from Financing Activities

In the nine months ended September 30, 2025, the Company distributed $3,679,996 in a special distribution to its shareholders. In the nine months ended September 30, 2024, the Company borrowed $3,776,308 and repaid $6,370,659 to a related party loan.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The following documents are filed as a part of this report:

3.1

Certificate of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025.

3.2	Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2025.

10.1	Contribution Agreement dated August 1, 2025, by and between the Company and Alset Real Estate Holdings Inc., incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2025.

31.1a*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officers and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINNING CATERING GROUP, INC.

November 4, 2025	By:	/s/ Fai H. Chan
Fai H. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

November 4, 2025	By:	/s/ Moe T. Chan
Moe T. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

November 4, 2025	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 4, 2025	By:	/s/ Alan W. L. Lui
Alan W. L. Lui
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

