Form 10-K
period 2025-12-31
Winning Catering Group, Inc.
filed 2026-02-25
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not trade during the year ended December 31, 2025.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 24, 2026, there were 704,043,324 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us,” and “our” refer to Winning Catering Group, Inc., and “our board of directors” refers to the board of directors of Winning Catering Group, Inc.

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

Winning Catering Group, Inc.

Form 10-K

For the Year Ended December 31, 2025

PART I

Item 1. Business.

General

Winning Catering Group, Inc. (formerly known as LiquidValue Development Inc., the “Company”) was incorporated in the State of Nevada on December 10, 2009. Our address is 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814. Our telephone number is 301-971-3940.

On August 1, 2025, the Company entered into a Contribution Agreement with Alset Real Estate Holdings Inc., a wholly owned subsidiary of the Company (“Alset Real Estate Holdings”).

Pursuant to the terms of the Contribution Agreement, the Company agreed to transfer its ownership of all of the issued and outstanding shares of Alset EHome Inc., the company that owns substantially all of what was previously the assets and liabilities of the Company, to Alset Real Estate Holdings.

On August 18, 2025, the Company completed the distribution of the issued and outstanding shares of Alset Real Estate Holdings Inc. to holders of the Company’s common stock as of August 15, 2025, in the form of a one-time special dividend (the “Distribution”).

The Distribution, having an aggregate carrying value of approximately $34.8 million as of August 15, 2025 constitutes substantially all of the Company’s net asset value. Shareholders received shares on a pro rata basis, based on the number of shares of the Company’s common stock. The Company became a “shell company” as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, pending the closing of the transaction contemplated by the Acquisition Agreement described below.

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

With the completion of the Company’s acquisition of Alset EHome, we entered into the business of land development. While the Company owned real estate, the Company did not intend to be a REIT for federal tax purposes. Alset EHome’s Lakes at Black Oak project was a land sub-division development located north of Houston, Texas. The Lakes at Black Oak project initially consisted of 162 acres; in January of 2021, this project was expanded with the purchase of an approximately 6.3 acre tract of land. Alset EHome conducted its operations through wholly and partially owned subsidiaries. Alset EHome’s affiliates provided project and asset management via separate agreements with consultants.

The Company has one reportable segment, real estate, which includes its land development projects and rental business. The Company’s chief operating decision makers (the “CODMs”) are the Co-Chief Executive Officers, who review and assess the performance of the Company as a whole. The CODMs primarily use net income (loss) and operating income (loss) to evaluate performance and allocate resources, and these measures are prepared on the same basis as in the Company’s Consolidated Statements of Operations. The CODMs use these measures in assessing ongoing operations and in the Company’s internal planning and forecasting processes. Segment expenses and other items are provided to the CODMs on the same basis as presented in the Consolidated Statements of Operations, and the CODMs do not use information on segment assets in evaluating performance or allocating resources.

As of December 31, 2025, we had total assets of $5,912 and total liabilities of $0. As of December 31, 2024, we had total assets of $38,792,674 and total liabilities of $2,991,375.

Employees

At the present time, the Company has no full-time employees. As of December 31, 2024 the Company had six full-time employees. Much of our work is done by contractors retained for projects, and at the present time we have no part-time employees.

Compliance with Government Regulation

The development of our real estate projects required the Company to comply with federal, state and local environmental regulations. In connection with this compliance, our real estate acquisition and development projects required environmental studies. Through the date of the Distribution, the Company had spent approximately $71,431 on environmental studies and compliance. The Company did not incur any environmental study or compliance expenditures during the fiscal years ended December 31, 2025 and 2024.

At the present time, we believe that we have all of the material government approvals that we need to conduct our business as currently conducted. We are required to comply with government regulations and to make filings from time to time with various government entities. Such work is typically handled by outside contractors we retain.

Corporate Organization

As of December 31, 2025, the Company had one wholly owned subsidiary, LVD Merger Corp.

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

Ballenger Run

In November 2015, we completed the $15.65 million acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. The Ballenger Run project was nearly completed before the Distribution, as all lots have been sold and the Company was completing its final tasks related to the project.

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

Our majority shareholder will be able to make decisions such as (i) making amendments to our certificate of incorporation and by-laws, (ii) whether to issue additional shares of common stock and preferred stock, (iii) employment decisions, including compensation arrangements, (iv) whether to enter into material transactions with related parties, (v) election and removal of directors and (vi) any merger or other significant corporate transactions. The interests of our majority shareholder may not coincide with the interests of other shareholders. A new majority shareholder is anticipated to gain control over the company following the closing of the Acquisition Agreement.

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

Item 2. Properties

The Company’s subsidiary holding the properties mentioned hereafter was disposed of through the Distribution.

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

Office Space

Until the Distribution, the Company was renting offices in Bethesda, Maryland through Alset EHome. At present, the Company has use of this office space at no cost.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market information

There is presently no established public trading market for our shares of common stock. In connection with the change of the Company’s name from Homeownusa to SeD Intelligent Home Inc., the Company’s symbol changed from HMUS to SEDH on December 13, 2017. On July 7, 2020 the Company changed its name to LiquidValue Development Inc., changing at the same time the symbol to LVDW. On September 22, 2025 the Company changed its name to Winning Catering Group, Inc., changing at the same time the symbol to WNHK.

Holders

As of February 24, 2026, the Company had 53 shareholders.

Dividends

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

On August 18, 2025, the Company completed the distribution of the issued and outstanding shares of Alset Real Estate Holdings Inc. to holders of the Company’s common stock as of August 15, 2025, in the form of a one-time special dividend (the “Distribution”).

The Distribution, having an aggregate carrying value of approximately $34.8 million as of August 15, 2025 constitutes substantially all of the Company’s net asset value. Shareholders received shares on a pro rata basis, based on the number of shares of the Company’s common stock.

Securities authorized for issuance under equity compensation plans

The Company does not have securities authorized for issuance under any equity compensation plans.

Performance graph

Not applicable to smaller reporting companies.

Recent sales of unregistered securities; use of proceeds from registered securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2025.

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

On July 10, 2025 the Company received the written consent of its majority shareholder to amend the Company’s Certificate of Incorporation in order to authorize the issuance of common stock adequate to complete the transactions contemplated hereby. The Company increased its authorized shares from 1,000,000,000 shares to 5,000,000,000 shares, par value $0.001 per share.

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

On August 18, 2025, the Company completed the distribution of the issued and outstanding shares of Alset Real Estate Holdings Inc. to holders of the Company’s common stock as of August 15, 2025, in the form of a one-time special dividend (the “Distribution”).

The Distribution, having an aggregate carrying value of approximately $34.8 million as of August 15, 2025 constitutes substantially all of the Company’s net asset value. Shareholders received shares on a pro rata basis, based on the number of shares of the Company’s common stock.

Results of Operations

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year Ended
	December 31, 2025	December 31, 2024

Revenue	$21,290	$16,767,986
Cost of Revenue	$(12,202)	$(9,441,810)
General and Administrative Expenses	$(1,439,003)	$(1,539,184)
Other Non-Operating Income	$457,163	$1,037,521
Income Tax Expense	$(9,214)	$(150,786)
Net (Loss) Income	$(981,966)	$6,673,727

Revenue

Revenue was $21,290 for the year ended December 31, 2025 as compared to $16,767,986 for the year ended December 31, 2024. The decrease in revenue is mainly caused by the fact that the remaining properties in the Lakes at Black Oak and Alset Villas projects were sold in 2024.

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

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas. The revenue from the lease was $4,607 and $25,200 in the years ended December 31, 2025 and 2024, respectively. The lease was terminated in February 2025.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $16,683 and $26,409 in the years ended December 31, 2025 and 2024, respectively.

Cost of Revenue

All cost of revenue in the year ended December 31, 2025 came from model homes lease agreements. All cost of revenue in the year ended December 31, 2024 came from our Lakes at Black Oak project, Alset Villas project and model homes lease agreements. The gross margin ratio for Lakes at Black Oak project in year ended 2025 and 2024 was approximately 0% and 45%, respectively. The gross margin ratio for Alset Villas project in years ended 2025 and 2024 was approximately 0% and 42%, respectively. The decrease in cost of revenue and decrease in gross margin is caused by the decrease in property sales. The gross margin ratio for model homes lease agreements in years ended December 31, 2025 and 2024 was approximately 43% and 58%, respectively. The decrease in the gross margin is caused by the decrease in revenue from rental business.

General and Administrative Expenses

General and administrative expenses decreased from $1,539,184 for the year ended December 31, 2024 to $1,439,003 for the year ended December 31, 2025. The decrease in general and administrative expenses was caused by the deconsolidation of Alset Real Estate Holdings Inc. on August 18, 2025.

Other Non-operating Income (Expenses)

In the year ended December 31, 2025, the Company had other non-operating income of $457,163 compared to other non-operating income of $1,037,521 in the year ended December 31, 2024. The decrease in other non-operating income was caused by the Distribution.

Net Income (Loss)

The Company had a net loss of $981,966 for the year ended on December 31, 2025 and a net income of $6,673,727 for the year ended on December 31, 2024. The decrease in net income was mostly caused by the decrease in property sales. All remaining lots in Lakes at Black Oak and Alset Villas projects were sold during 2024.

Liquidity and Capital Resources

Our assets have decreased to $5,912 as of December 31, 2025 from $38,792,674 as of December 31, 2024. Our liabilities decreased from $2,991,375 at December 31, 2024 to $0 at December 31, 2025.

As of December 31, 2025, we had cash in the amount of $5,912, compared to $2,762,935 as of December 31, 2024.

In August 2025, the Company completed the distribution of the issued and outstanding shares of Alset Real Estate Holdings Inc. to its shareholders. Following this transaction, the Company has no material operations or sources of revenue and is considered a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934.

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

The planned merger, discussed under Acquisition Agreement and Plan of Merger paragraph above, represents management’s strategy to secure a new business operation and address the substantial doubt regarding the Company’s ability to continue as a going concern. While management is actively pursuing completion of the merger, the transaction had not been consummated as of the issuance date of this Quarterly Report on Form 10-K and, therefore, does not currently alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024

Net Cash (Used in) Provided by Operating Activities	$(1,214,901)	$13,827,474
Net Cash Provided by (Used in) Investing Activities	$2,030,000	$(12,838,746)
Net Cash Used in Financing Activities	$-	$-
Net Increase in Cash and restricted cash	$815,099	$988,728
Cash and restricted cash at beginning of the year	$2,870,809	$1,882,081
Cash of the subsidiary distributed	$(3,679,996)	$-
Cash and restricted cash at end of the year	$5,912	$2,870,809

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including land purchased for development and resale, and costs related to construction, which were capitalized in the book in 2024. In 2025, cash used in operating activities was $1,214,901 compared to cash provided by operating activities of $13,827,474 in 2024. Property sales from the Lakes at Black Oak and Alset Villas projects in 2024 were the main reason for the cash provided by operating activities in that year.

Cash Flows from Investing Activities

Cash flows provided by investing activities in the year ended December 31, 2025 of $2,030,000 were from the repayment of note receivable from a related party. In year ended December 31, 2024 the cash used in investing activities was $12,838,746. In the period the Company lent $15,998,308 to related party, received repayment from related party of $3,161,212 and purchased equipment for $1,650.

Cash Flows from Financing Activities

The Company did not use any cash in financing activities during the year ended December 31, 2025. In year ended December 31, 2024, the Company borrowed $3,780,000 from related party and at the same time repaid $3,780,000 of related party loan.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Alset Villas project and Lakes at Black Oak project, which were essentially most of the Company’s revenue in 2024, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the years ended December 31, 2025 and 2024, deferred revenue was $0.

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

In addition to our annual assessment of potential triggering events in accordance with ASC 360, Impairment Testing: Long- Lived Assets classified as held and used, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred. The Company did not record impairment on any of its projects during the year ended on December 31, 2024.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended December 31, 2025 and 2024.

Reimbursement Receivable

Reimbursement receivable includes developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at December 31, 2025 and 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Winning Catering Group, Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Winning Catering Group, Inc

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Winning Catering Group, Inc and its subsidiaries (collectively, the “Company”) as of December 31, 2025, and the related consolidated statements of income, Stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses, losses from operations and negative cashflow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters as of and for the year ended December 31, 2025.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2025

Houston, Texas

February 24, 2026,

Winning Catering Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024

Assets:
Cash	5,912	2,762,935
Restricted Cash	-	107,874
Other Receivables	-	67,586
Reimbursement Receivable, Net	-	8,717,420
Promissory Note Receivable - Related Party	-	26,358,872
Prepaid Expenses	-	4,797
Real Estate: Other Properties, Net	-	615,495
Fixed Assets, Net	-	2,049
Deposits	-	21,491
Operating Lease Right-Of-Use Asset, Net	-	134,155
Total Assets	$5,912	$38,792,674

Liabilities and Stockholders’ Equity:

Liabilities:
Accounts Payable	-	1,133,917
Accrued Expenses	-	356,188
Accrued Interest - Related Parties	-	1,207,408
Security Deposit	-	4,301
Operating Lease Liability	-	138,775
Income Tax Payable	-	150,786
Total Liabilities	-	2,991,375

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Common stock, $0.001 par value; 5,000,000,000 and 1,000,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 704,043,324 shares issued and outstanding as of December 31, 2025 and 2024	704,043	704,043
Additional Paid in Capital	(698,131)	33,045,481
Retained Earnings	-	1,986,103
Total Winning Catering Group, Inc. Stockholders’ Equity	5,912	35,735,627
Non-controlling Interests	-	65,672
Total Stockholders’ Equity	5,912	35,801,299
Total Liabilities and Stockholders’ Equity	$5,912	$38,792,674

See accompanying notes to consolidated financial statements.

Wining Catering Group, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024

Revenue	$21,290	$16,767,986

Operating Expenses
Cost of Revenue	12,202	9,441,810
General and Administrative	1,439,003	1,539,184
Total Operating Expenses	1,451,205	10,980,994

(Loss) Income from Operations	(1,429,915)	5,786,992

Other Non-operating (Expense) Income
Interest Income – Related Party	895,909	1,022,473
Other (Expense) Income	(438,746)	15,048
Total Other Non-operating Income	457,163	1,037,521

Net (Loss) Income Before Income Taxes	(972,752)	6,824,513

Income Tax Expense	(9,214)	(150,786)

Net (Loss) Income	$(981,966)	$6,673,727

Net Loss Attributable to Non-controlling Interests	$(7,836)	$(14,287)

Net (Loss) Income Attributable to Common Stockholders	$(974,130)	$6,688,014

Net (Loss) Income Per Share - Basic and Diluted	$(0.00)	$0.01

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324

See accompanying notes to consolidated financial statements.

Wining Catering Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

for the Years Ended on December 31, 2025 and 2024

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Deficit	Total Winning Catering Group, Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity

Balance at January 1, 2024	704,043,324	$704,043	$32,816,924	$(4,701,911)	$28,819,056	$79,959	$28,899,015

Loan Forgiveness - Related Party	-	-	228,557	-	228,557	-	228,557

Net Income	-	-	-	6,688,014	6,688,014	(14,287)	6,673,727

Balance at December 31, 2024	704,043,324	$704,043	$33,045,481	$1,986,103	$35,735,627	$65,672	$35,801,299

Net Loss	-	-	-	(974,130)	(974,130)	(7,836)	(981,966)

Special Distribution to Shareholders	-	-	(33,743,612)	(1,011,972)	(34,755,584)	(57,836)	(34,813,420)

Balance at December 31, 2025	704,043,324	$704,043	$(698,131)	$-	$5,912	$-	$5,912

See accompanying notes to consolidated financial statements.

Wining Catering Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024

Cash Flows (Used in) Provided by Operating Activities
Net (Loss) Income	$(981,966)	$6,673,727
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	12,468	20,139
Noncash lease expense	35,335	79,916
Changes in Operating Assets and Liabilities
Real Estate Development	-	10,093,524
Reimbursement Receivable	1,309,950	(2,010,341)
Interest on Promissory Note Receivable – Related Party	(508,273)	(819,506)
Prepaid Expenses	(42,836)	(4,797)
Other Receivable	57,222	(38,669)
Accounts Payable	(303,729)	395,726
Accrued Expenses	(225,891)	(440,202)
Income Tax Payable	(150,786)	150,786
Accrued Interest - Related Parties	(387,573)	(202,859)
Operating Lease Liability	(29,744)	(70,071)
Deferred Revenue	923	(2,100)
Security Deposits	-	2,201
Net Cash (Used in) Provided by Operating Activities	$(1,214,901)	$13,827,474

Cash Flows from Investing Activities
Promissory Note Receivable - Related Party	-	(15,998,308)
Repayment from Promissory Note Receivable - Related Party	2,030,000	3,161,212
Purchase of Fixed Assets	-	(1,650)
Net Cash Provided by (Used in) Investing Activities	$2,030,000	$(12,838,746)

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	-	3,780,000
Repayment to Notes Payable - Related Parties	-	(3,780,000)
Net Cash Used in Financing Activities	$-	$-

Net Increase in Cash and Restricted Cash	815,099	988,728
Cash and Restricted Cash - Beginning of Period	2,870,809	1,882,081
Cash of the Subsidiary Distributed	(3,679,996)
Cash and Restricted Cash - End of Period	$5,912	$2,870,809
Cash	5,912	2,762,935
Restricted Cash	-	107,874
Total Cash and Restricted Cash	$5,912	$2,870,809

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$160,000	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of new operating lease right of use asset	$-	$179,943
Loan Forgiveness - Related Party	$-	$228,557
Noncash Accrued Interest Income on Related Party Loan	$508,273	$819,506
Noncash Repayment of Accrued Interest Payable via Interest Income on Related Party Loan	$387,573	$202,859

See accompanying notes to consolidated financial statements.

Wining Catering Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025

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

On August 1, 2025, the Company entered into a Contribution Agreement with Alset Real Estate Holdings Inc., a wholly owned subsidiary of the Company (“Alset Real Estate Holdings” or “AREH”).

Pursuant to the terms of the Contribution Agreement, the Company agreed to transfer its ownership of all of the issued and outstanding shares of Alset EHome Inc., the company that owns substantially all of the assets and liabilities of the Company, to Alset Real Estate Holdings.

On August 18, 2025, the Company completed the distribution of the issued and outstanding shares of Alset Real Estate Holdings Inc. to holders of the Company’s common stock as of August 15, 2025, in the form of a one-time special dividend (the “Distribution”).

The Distribution, having an aggregate carrying value of approximately $34.8 million as of August 15, 2025 constitutes substantially all of the Company’s net asset value. Shareholders received shares on a pro rata basis, based on the number of shares of the Company’s common stock.

Management evaluated the accounting for the distribution of Alset Real Estate Holdings Inc. to the Company’s shareholders. The distribution represented a non-cash, nonreciprocal transfer of a business to the Company’s shareholders on a pro rata basis, with no consideration received by the Company.

Management considered the guidance in ASC 810-10 on consolidation and deconsolidation, ASC 845-10 on nonmonetary transactions, ASC 505-60 on equity transactions, and SAB Topic 5.Z.7. Upon completion of the distribution, the Company lost control of AREH and deconsolidated AREH in accordance with ASC 810-10-40.

Consistent with SAB Topic 5.Z.7, the distribution was accounted for as an equity transaction, and no gain or loss was recognized upon deconsolidation. The assets and liabilities of AREH, including cash, were derecognized, with a corresponding reduction to equity.

Management has also analyzed this transaction following ASC 205-20, and concluded that the Distribution should not be presented as a discontinued operation. The transaction represents a special distribution to shareholders and should be reflected as a reduction of equity in the statement of stockholders’ equity. The remaining shell should continue to report nominal assets and capital until the planned merger (as described below) is completed.

Additionally, the management considered the guidance in ASC 205-30, Presentation of Financial Statements - Liquidation Basis of Accounting. The liquidation basis is required only when:

●	management with the appropriate authority has approved a plan of liquidation, and

●	it is remote that the entity will return from liquidation

Although the Company has deconsolidated all assets and liabilities of Alset Real Estate Holdings Inc., it has not formally approved or adopted a formal plan of liquidation or dissolution. Instead, the Company has approved and is actively pursuing the consummation of a merger transaction, under which the legal entity will continue its existence and operations will continue in another form. Accordingly, the criteria for applying the liquidation basis of accounting are not met, and the financial statements have been prepared on a going concern basis in accordance with U.S. GAAP.

Liquidity and Capital Resources

As of December 31, 2025, the Company had cash in the amount of $5,912, compared to $2,762,935 as of December 31, 2024.

In the year ended December 31, 2025, we incurred net losses, losses from operations and negative cash flow from operations.

In August 2025, the Company completed the distribution of the issued and outstanding shares of Alset Real Estate Holdings Inc. to its shareholders. Following this transaction, the Company has no material operations or sources of revenue and is considered a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934.

Going Concern

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

The planned merger represents management’s strategy to secure a new business operation and address the substantial doubt regarding the Company’s ability to continue as a going concern. While management is actively pursuing completion of the merger, the transaction had not been consummated as of the issuance date of this Annual Report on Form 10-K and, therefore, does not currently alleviate the substantial doubt about the Company’s ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending dates and for the reporting periods as follows:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation	Attributable interest as of December 31, 2025	Attributable interest as of December 31, 2024
Alset EHome Inc.	Delaware	February 24, 2015	0%	100%
SeD USA, LLC	Delaware	August 20, 2014	0%	100%
150 Black Oak GP, Inc.	Texas	January 23, 2014	0%	100%
SeD Development USA, Inc.	Delaware	March 13, 2014	0%	100%
150 CCM Black Oak Ltd.	Texas	January 23, 2014	0%	100%
SeD Ballenger, LLC	Delaware	July 7, 2015	0%	100%
SeD Maryland Development, LLC	Delaware	October 16, 2014	0%	83.55%
SeD Development Management, LLC	Delaware	June 18, 2015	0%	85%
AHR Black Oak One, LLC	Delaware	September 29, 2021	0%	100%
LVD Merger Corp.	Nevada	May 29, 2025	100%	-

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

As of December 31, 2025 and 2024, the aggregate non-controlling interest was $0 and $65,672, respectively, which are separately disclosed on the Consolidated Balance Sheets.

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

Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended December 31, 2025 or 2024.

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

Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of December 31, 2025 and 2024.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company’s subsidiary, SeD Maryland Development LLC, was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit are outstanding as of December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of December 31, 2025 and 2024, the total balance of this account was $0 and $107,874, respectively. Following the completion of the distribution of shares of Alset Real Estate Holdings Inc. in 2025, the collateral referenced above is no longer held by the Company.

Other Receivables

Other receivables mostly include funds due from a title company and federal tax refund receivable.

Reimbursement Receivable, Net

Reimbursement receivable includes developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at December 31, 2025 and 2024.

Fixed Assets, Net

Property and equipment are recorded at cost, net of depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives, which are 3 years.

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

The Company did not record impairment on any of its projects during the year ended December 31, 2024.

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

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation. A detailed breakdown of the five-step process for the revenue recognition of our Lakes at Black Oak and Alset Villas projects, which earned the majority of the Company’s revenue in 2024, is as follows:

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

The Company’s tax returns for 2024, 2023 and 2022 remain open to examination. The Company’s federal income tax return for the year ended December 31, 2023 is currently under examination by the Internal Revenue Service.

Segments

The Company has one reportable segment, real estate, which includes its land development projects and rental business. The Company’s chief operating decision makers (the “CODMs”) are the Co-Chief Executive Officers, who review and assess the performance of the Company as a whole. The CODMs primarily use net income (loss) and operating income (loss) to evaluate performance and allocate resources, and these measures are prepared on the same basis as in the Company’s Consolidated Statements of Operations. The CODMs use these measures in assessing ongoing operations and in the Company’s internal planning and forecasting processes. Segment expenses and other items are provided to the CODMs on the same basis as presented in the Consolidated Statements of Operations, and the CODMs do not use information on segment assets in evaluating performance or allocating resources.

Recent Accounting Pronouncements

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

2. CONCENTRATION OF CREDIT RISK

The Group maintains cash balances at various financial institutions, and such deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits. At times, including at December 31, 2025 and 2024, cash balances may have exceeded these insured limits.

3. NOTES PAYABLE

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC (“SeD Maryland”) entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate of LIBOR plus 375 basis points. SeD Maryland was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event L/C is drawn down. The loan was a revolving line of credit. The L/C Facility was not a revolving loan, and amounts advanced and repaid could not be re-borrowed. Repayment of the Loan Agreement was secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan has expired during 2022 and only L/C is outstanding as of December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral, and on December 14, 2023 approximately $200,000 was released from collateral, leaving $107,874 as collateral for outstanding letters of credit as of December 31, 2024. Following the completion of the distribution of shares of Alset Real Estate Holdings Inc. in 2025, the collateral referenced above is no longer held by the Company.

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

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. During the year ended December 31, 2025, the Company received repayment of $2,030,000 from SeD Intelligent Home. On December 31, 2024, SeD Intelligent Home owed $12,192,866 to the Company. During the year ended December 31, 2024, the Company lent $15,998,308 to SeD Intelligent Home and received repayment of $3,161,212 in the same period. Additionally, the Company borrowed $3,780,000 and repaid $3,780,000 of the loans from SeD Intelligent Home in the year ended December 31, 2024. The accrued interest of $1,207,408 was offset against interest payable in the Company’s Balance Sheet at December 31, 2024. The Company netted the payable and receivable accounts with SeD Intelligent Home Inc. for its presentation in the Balance Sheet.

Below table presents the changes in the loan balances during years ended December 31, 2025 and 2024.

SeD Intelligent Home Loan	Interest rate	Due date	12/31/2024	Addition	Interest Receivable Offset	Special Distribution	12/31/2025
Principle	5.00%	On demand	$13,400,274	$(2,030,000)	$-	$(11,370,274)	$-
Interest Payable			$(1,207,408)	$-	$387,573	$819,835	$-
			$12,192,866	$(2,030,000)	$387,573	$(10,550,439)	$-

	Interest rate	Due date	12/31/2023	Addition	Interest Receivable Offset	12/31/2024
Principle	5.00%	On demand	$541,966	$12,858,308	$-	$13,400,274
Interest Payable			$(1,410,267)	$-	$202,860	$(1,207,408)
			$(868,301)	$12,858,308	$202,860	$12,192,866

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

The Company incurred expenses of $250,000 and $360,000 in the years ended December 31, 2025 and 2024, respectively, which in 2025 were expensed and in 2024 were capitalized as part of Real Estate on the balance sheet as the services related to property and project management. On December 31, 2025 and 2024, the Company owed this related party $0 and $41,602, respectively. These amounts are included in Accounts Payable in the accompanying consolidated balance sheets.

Note from Alset Inc.

On January 13, 2023, the Company received a note from Alset Inc. in the amount of $11,350,933 in relation to the sale of its rental business in 2023. The note carries interest rate of 7.2% and matures on January 13, 2028. The Company accrued $1,607,665 interest on note receivable from Alset Inc. as of and December 31, 2024. During the years ended December 31, 2025 and 2024, we recognized interest income of $508,273 and $819,506, respectively.

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

Below table presents the changes in the loan balances during years ended December 31, 2025 and 2024.

Alset Inc. Loan	Interest rate	Due date	12/31/2024	Addition	Special Distribution	12/31/2025
Principle	7.20%	1/13/2028	$11,350,933	$-	$(11,350,933)	$-
Interest Receivable			$1,607,665	$508,273	$(2,115,938)	$-
			$12,958,598	$508,273	$(13,466,871)	$-

	Interest rate	Due date	12/31/2023	Addition	12/31/2024
Principle	7.20%	1/13/2028	$11,350,933	$-	$11,350,933
Interest Receivable			$788,159	$819,506	$1,607,665
			$12,139,092	$819,506	$12,958,598

5. SHAREHOLDERS’ EQUITY

As of December 31, 2025 and 2024, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

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

6. COMMITMENTS AND CONTINGENCIES

Leases

The Company, before the special distribution, leased office space in Maryland. The monthly rental payments in 2025 range from $6,520 to $6,700. Rent expense was $42,335 and $71,773 for the years ended December 31, 2025 and 2024, respectively. Total cash paid for operating leases was $39,662 and $70,071 for the years ended December 31, 2025 and 2024, respectively.

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

8. INCOME TAXES

The components of income tax expense and the effective tax rates for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$-	$150,786
State	-	-
Total Current	-	150,786
Deferred:
Federal	-	1,862,884
State	-	342,691
Total Deferred	-	2,205,575
Valuation Allowance	-	(2,205,575)
Total Income Tax Expense	$-	$150,786

Pre-tax Income (Loss)	$(1,008,421)	$6,824,513

Effective Income Tax Rate	-%	2.2%

A reconciliation of our income tax expense at federal statutory income tax rate of 21.0% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2025	2024
Tax at the Statutory Federal Rate	21.0%	21.0%
Capitalized Construction Costs	-%	-1.8%
Deferred Finance Cost	-%	0.3%
Valuation Allowance	-21.0%	-17.4%
Effective Income Tax Rate	-%	2.2%

Deferred tax assets (liabilities) consist of the following at December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Accrued Interest Expense	$-	$6,560,893
Accrued Expense	-	8,895
Accrued Other Income	-	1,596,154
Partnership Gain	-	13,175
Real Estate Impairment	-	114,432
Others	-	52,139
Net Operating Loss	-	576,999
Total deferred tax assets:	$-	$8,922,687

Deferred tax liabilities:
Accrued Interest Income	-	(7,752,103)
Accumulated Depreciation and Amortization	-	(204,061)
Capitalized Costs	-	(2,185,216)
Total deferred tax liabilities:	$-	$(10,141,380)

Deferred Tax Assets / (Liabilities), net	-	(1,218,693)
Less valuation allowance	-	1,218,693
Deferred Tax Asset c/f	$-	$-

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. We have substantially concluded all U.S. federal income tax and state tax matters through 2021. However, our federal tax returns for the years 2022 through 2024 remain open to examination. The Company’s federal income tax return for the year ended December 31, 2023 is currently under examination by the Internal Revenue Service. State tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b), 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2025 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Item 9B. Other Information.

Insider Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

The name, age and position of our officers and directors are set forth below:

Name	Age	Position(s)
Fai H. Chan	81	Co-Chief Executive Officer and Chairman of the Board of Directors
Moe T. Chan	47	Co-Chief Executive Officer and Member of the Board of Directors
Charles MacKenzie	55	Member of the Board of Directors
Rongguo (Ronald) Wei	54	Co-Chief Financial Officer
Alan W. L. Lui	55	Co-Chief Financial Officer

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

Mr. Chan was the Executive Chairman of China Gas Holdings Limited, an HKSE listed company, an investor and operator of the city gas pipeline infrastructure in China, from 1997 to 2002. Mr. Chan served as director of Heng Fai Enterprises Limited (now known as Zensun Enterprises Limited), an HKSE listed company, an investment holding company, from September 1992 to 2015, and as the Managing Chairman from 1995 to 2015. Mr. Chan was the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a Singapore property development company formerly listed on the SGX, from March 2003 to September 2013. Mr. Chan served as director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan served as director of Holista CollTech Ltd., an ASX listed company, from July 2013 until June 2021. Mr. Chan served as director of Global Medical REIT Inc., an NYSE listed company, a healthcare facility real estate company, from December 2013 to July 2015. Mr. Chan served as a director of OptimumBank Holdings, Inc. from June 2018 until April 2022. Mr. Chan served as director of RSI International Systems, Inc. (now known as ARCpoint Inc.), a TSXV listed company, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019. Mr. Chan served as a director of Sharing Services Global Corporation, an OTC Markets listed company, from April 2020 to July 2025 and served as its Chairman of the Board from July 2021 to July 2025.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2025.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions.

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

Item 11. Executive Compensation.

At the present time, neither Winning Catering Group, Inc. nor Alset EHome and its subsidiaries is a party to any compensation arrangements with any officer or director of either entity and has made no provisions for paying cash or non-cash compensation to such officers and directors, except for Charles MacKenzie and Rongguo (Ronald) Wei. A subsidiary of Alset EHome is paying salaries to six employees at the present time, which includes Mr. Wei, and has consulting arrangements with certain individuals, including Mr. MacKenzie.

Until the 2025 Distribution, Mr. Wei was compensated by SeD Development Management LLC for his services to Alset EHome (which was, prior to the 2025 Distribution, a subsidiary of the Company) at a rate of $155,190. In 2024, Mr. Wei was compensated by SeD Development Management LLC for his services to Alset EHome at a rate of $232,073 per year. Mr. Wei has been compensated by SeD Development Management LLC since 2016. Mr. Wei was not paid by Winning Catering Group, Inc. prior to its acquisition of Alset EHome.

A company controlled by Mr. MacKenzie was paid consulting fees of approximately $25,000 per month (and $75,000 and $60,000 additional bonus, respectively) in 2025 and 2024, which includes payment for his services to Alset EHome and its subsidiaries.

Fai H. Chan is compensated by Alset International, where he serves as Chief Executive Officer. He is also compensated by Alset Inc., which owns the majority of Alset International. Alan Lui is employed and compensated by Alset International. Moe T. Chan is also employed and compensated by Alset International. Moe T. Chan is also compensated by Alset Business Development Pte. Ltd., a 100% owned indirect subsidiary of Alset Inc. as part of their duties as officers or consultants of Alset International, each of these three individuals works on a number of matters for Alset International, including devoting various amounts of time to the management of Alset International’s various subsidiaries and divisions, such as Winning Catering Group, and Alset EHome. The amount of time each of these individuals spends on matters related to Winning Catering Group, and Alset EHome has varied greatly based on the Company’s needs, and no definite statement may be made as to what percentage of these three individuals’ time has been spent or will be spent in the future on matters related to Winning Catering Group, and Alset EHome Winning Catering Group, and Alset EHome and its subsidiaries do not compensate these three individuals for their services.

The table below summarizes all compensation awarded to, earned by, or paid to Winning Catering Group, Inc.’s named executive officers for all services rendered in all capacities to us for the period from January 1, 2024 through December 31, 2025.

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified deferred Comp Earnings	All Other Comp		Total

Fai H. Chan (2)	2025
Chairman of the Board and Co-Chief Executive Officer	2024

Moe T. Chan (2)	2025
Director and Co-Chief Executive Officer	2024

Rongguo (Ronald) Wei	2025	$155,190								$155,190
Co-Chief Financial Officer	2024	$232,073								$232,073

Alan W. L. Lui (2)	2025
Co-Chief Financial Officer	2024

Charles MacKenzie	2025							$250,000	(3)	$250,000	(3)
Director	2024							$360,000	(3)	$360,000	(3)

(1)	Effective as of December 29, 2017, Fai H. Chan was appointed as our Chairman and Co-Chief Executive Officer; Moe T. Chan was appointed as a member of our Board and as Co-Chief Executive Officer; Rongguo (Ronald) Wei and Alan W. L. Lui were appointed as our Co-Chief Financial Officers; and Charles MacKenzie joined the Company’s Board of Directors.

(2)	Alset International compensates Fai H. Chan, Moe T. Chan and Alan W. L. Lui for their services to a number of divisions and subsidiaries of Alset International. Each of these three individuals work on a number of matters for Alset International, including devoting various amounts of time to matters related to Winning Catering Group, Inc. Winning Catering Group, Inc. does not compensate these individuals.

(3)	A company controlled by Mr. MacKenzie was paid total consulting fees of $250,000 in 2025 and $360,000 in 2024 by Alset EHome.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table sets forth, as of December 31, 2025, and as of February 24, 2026, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The number of shares listed below includes shares that each shareholder listed in the table has the right to acquire beneficial ownership of within 60 days.

Name and Address (2)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares (1)

Fai H. Chan (3)	704,015,730	99.99%
Moe T. Chan	0	0.00%
Charles MacKenzie	0	0.00%
Rongguo (Ronald) Wei	0	0.00%
Alan W. L. Lui	0	0.00%
All Directors and Officers (5 individuals)	704,015,730	99.99%
Alset International Limited (3)	704,015,730	99.99%
SeD Intelligent Home, Inc. (3)	704,015,730	99.99%

(1)	Based upon 704,043,324 outstanding common shares as of December 31, 2025 and February 24, 2026.

(2)	The mailing address for each individual and entity set forth above is c/o Winning Catering Group, Inc., 4800 Montgomery Lane, Suite 210, MD 20814.

(3)	Fai H. Chan may be deemed to be the beneficial owner of the 704,015,730 shares held by Alset International Limited’s wholly-owned subsidiary SeD Intelligent Home, Inc. Mr. Chan is the Chairman and Chief Executive Officer of Alset International Limited, a diversified holding company listed on the Catalist of the Singapore Exchange Securities Trading Limited and the Chairman and Chief Executive Officer of Alset Inc., a Nasdaq listed company. The majority of Alset International Limited is owned by a wholly-owned subsidiary of Alset Inc. Mr. Chan is the largest shareholder of Alset Inc. both directly and through HFE Holdings Limited, a holding company owned by Mr. Chan.

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

In connection with the Merger and as part of the transaction structure, the Parties also agreed that: 3,754,897,728 new fully paid, non-assessable shares of the Company’s common stock will be issued to Winning Holdings and 234,681,108 shares will be issued to PTGL. At the closing of these transactions (the “Closing”), (i) Winning Holdings will own 80% of the issued and outstanding shares of the Company; (ii) SeD and other existing stockholders will retain 15% of the Company’s shares; and (iii) PTGL will own 5% of the Company’s shares.\

The Acquisition Agreement contains representations, warranties, covenants, and conditions to Closing. The boards of directors of the Company, the Merger Sub, and Winning Group have each approved the Acquisition Agreement and the transactions contemplated therein.

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

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. During the year ended December 31, 2025, the Company received repayment of $2,030,000 from SeD Intelligent Home. On December 31, 2024, SeD Intelligent Home owed $12,192,866 to the Company. During the year ended December 31, 2024, the Company lent $15,998,308 to SeD Intelligent Home and received repayment of $3,161,212 in the same period. Additionally, the Company borrowed $3,780,000 and repaid $3,780,000 of the loans from SeD Intelligent Home in the year ended December 31, 2024. The accrued interest of $1,207,408 was offset against interest payable in the Company’s Balance Sheet at December 31, 2024. The Company netted the payable and receivable accounts with SeD Intelligent Home Inc. for its presentation in the Balance Sheet.

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

The Company incurred expenses of $250,000 and $360,000 in the years ended December 31, 2025 and 2024, respectively, which in 2025 were expensed and in 2024 were capitalized as part of Real Estate on the balance sheet as the services related to property and project management. On December 31, 2025 and 2024, the Company owed this related party $0 and $41,602, respectively. These amounts are included in Accounts Payable in the accompanying consolidated balance sheets.

Note from Alset Inc.

On January 13, 2023, the Company received a note from Alset Inc. in the amount of $11,350,933 in relation to the sale of its rental business in 2023. The note carries interest rate of 7.2% and matures on January 13, 2028. The Company accrued $1,607,665 interest on note receivable from Alset Inc. as of and December 31, 2024. During the years ended December 31, 2025 and 2024, we recognized interest income of $508,273 and $819,506, respectively.

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

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2025 and December 31, 2024:

	Year Ended December 31, 2025 (HTL International, LLC)	Year Ended December 31, 2024 (Grassi & Co., CPAs, P.C.)

Audit Fees	$22,000	$132,548
Audit-Related Fees	$-	$35,963
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$22,000	$168,511

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2025 and December 31, 2024 for the audit of our financial statements and review of previous years’ Form 10-Qs.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2025 and December 31, 2024 that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” In 2025 and 2024 such fees were related to expenses incurred in relation to additional services the auditors performed per request of the foreign auditor of one of our subsidiaries.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2025 and December 31, 2024.

On January 13, 2024, the Company engaged Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2024. The decision to engage Grassi was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

On July 2, 2025, the Company engaged HTL International, LLC (“HTL”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2025. The decision to engage HTL was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Financial statements included in Part II hereof:

Balance Sheets as of December 31, 2025 and December 31, 2024

Statements of Income for the twelve months ended December 31, 2025 and December 31, 2024

Statements of Stockholders’ Equity for the period December 31, 2025 through December 31, 2024

Statements of Cash Flows for the twelve months ended December 31, 2025 and December 31, 2024

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description

2.1	Acquisition Agreement and Plan of Merger dated December 29, 2017 by and among SeD Intelligent Home Inc., SeD Acquisition Corp., SeD Home International, Inc. and SeD Home Inc. incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.
3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.
3.3	Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.3 to Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 2, 2017.
3.4	Certificate of Incorporation of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.5	Bylaws of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.6	Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.
3.7	Certificate of Amendment to the Articles of Incorporation of LiquidValue Development Inc., incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025.
3.8	Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2025.
4.1	Description of Securities, incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022.
10.1	Consulting Agreement dated June 23, 2022, by and between SeD Development Management LLC and MacKenzie Equity Partners, LLC, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2022.
10.2	Loan Agreement, dated as of June 18, 2020, by and between SeD Home & REITs Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.
10.3	Management Services Agreement between LiquidValue Development Inc. and Alset International Limited, dated December 29, 2020 incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022
10.4(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of October 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.

10.5(2)	First Amendment to Contract for Purchase and Sale and Escrow Instructions, dated as of November 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.6(1)(2)	Purchase and Sale Agreement, dated March 16, 2023, between 150 CCM Black Oak, LTD and Rausch Coleman Homes Houston, LLC, incorporated by reference to Exhibit 10.8 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.7(1)(2)	Contract of Sale, dated March 17, 2023, between 150 CCM Black Oak, LTD and Davidson Homes, LLC, incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.8(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
10.9(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
10.10	Acquisition Agreement and Plan of Merger dated May 30, 2025, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2025.
10.11	Contribution Agreement, dated August 1, 2025, by and between the Company and Alset Real Estate Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2025.
19.1**	Insider Trading Policy
21*	Subsidiaries of the Company.
31.1a*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of Winning Catering Group, Inc., incorporated herein by referenced to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Winning Catering Group, Inc.

Dated: February 24, 2026	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fai H. Chan	Co-Chief Executive Officer, Director	February 24, 2026
Fai H. Chan	(Principal Executive Officer)

/s/ Moe T. Chan	Co-Chief Executive Officer, Director	February 24, 2026
Moe T. Chan	(Principal Executive Officer)

/s/ Charley MacKenzie	Director	February 24, 2026
Charley MacKenzie

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	February 24, 2026
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan W. L. Lui	Co-Chief Financial Officer	February 24, 2026
Alan W. L. Lui	(Principal Financial Officer and Principal Accounting Officer)

