Form 10-K/A
period 2025-12-31
Winning Catering Group, Inc.
filed 2026-03-03
CIK 1503658

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Winning Catering Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2026 (the “Original Form 10-K”) to (i) include the consent of Grassi & Co., CPAs, P.C. (“Grassi”), the Company’s former independent registered public accounting firm, which was inadvertently not included in the Original Form 10-K and is filed as Exhibit 23.1 hereto; (ii) to make a formatting correction to the Company’s Consolidated Statements of Cash Flows For the Years Ended December 31, 2025 and 2024 (in the line item “Cash of the Subsidiary Distributed”); and (iii) to note that ASU 2023-09 was adopted for the year ended December 31, 2025 under Recent Accounting Pronouncements in the Notes to Consolidated Financial Statements of the Original Form 10-K.

Except as described in this Explanatory Note, this Amendment does not modify, amend, or update any of the financial information or any other information set forth in the Original Form 10-K, and this Amendment does not reflect events that occurred subsequent to the Original Form 10-K.

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

Winning Catering Group, Inc. (formerly known as LiquidValue Development Inc. and Subsidiaries)

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Winning Catering Group, Inc., formerly known as LiquidValue Development Inc. and Subsidiaries, (the Company) as of December 31, 2024, and the related consolidated statement of income, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

The Company has significant transactions with related parties which are described in Note 4 of the financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

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

GRASSI & CO., CPAs, PC

We served as the Company’s auditor from 2022 to 2025.

Jericho, New York

March 26, 2025

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

Wining Catering Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024

Cash Flows (Used in) Provided by Operating Activities
Net (Loss) Income	$(981,966)	$6,673,727
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation	12,468	20,139
Noncash lease expense	35,335	79,916
Changes in Operating Assets and Liabilities
Real Estate Development	-	10,093,524
Reimbursement Receivable	1,309,950	(2,010,341)
Interest on Promissory Note Receivable – Related Party	(508,273)	(819,506)
Prepaid Expenses	(42,836)	(4,797)
Other Receivable	57,222	(38,669)
Accounts Payable	(303,729)	395,726
Accrued Expenses	(225,891)	(440,202)
Income Tax Payable	(150,786)	150,786
Accrued Interest - Related Parties	(387,573)	(202,859)
Operating Lease Liability	(29,744)	(70,071)
Deferred Revenue	923	(2,100)
Security Deposits	-	2,201
Net Cash (Used in) Provided by Operating Activities	$(1,214,901)	$13,827,474

Cash Flows from Investing Activities
Promissory Note Receivable - Related Party	-	(15,998,308)
Repayment from Promissory Note Receivable - Related Party	2,030,000	3,161,212
Purchase of Fixed Assets	-	(1,650)
Net Cash Provided by (Used in) Investing Activities	$2,030,000	$(12,838,746)

Cash Flows from Financing Activities
Borrowing from Notes Payable - Related Parties	-	3,780,000
Repayment to Notes Payable - Related Parties	-	(3,780,000)
Net Cash Used in Financing Activities	$-	$-

Net Increase in Cash and Restricted Cash	815,099	988,728
Cash and Restricted Cash - Beginning of Period	2,870,809	1,882,081
Cash of the Subsidiary Distributed	(3,679,996)	-
Cash and Restricted Cash - End of Period	$5,912	$2,870,809
Cash	5,912	2,762,935
Restricted Cash	-	107,874
Total Cash and Restricted Cash	$5,912	$2,870,809

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$160,000	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Acquisition of new operating lease right of use asset	$-	$179,943
Loan Forgiveness - Related Party	$-	$228,557
Noncash Accrued Interest Income on Related Party Loan	$508,273	$819,506
Noncash Repayment of Accrued Interest Payable via Interest Income on Related Party Loan	$387,573	$202,859

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Statements of Income for the twelve months ended December 31, 2025 and December 31, 2024

Statements of Stockholders’ Equity for the period December 31, 2025 through December 31, 2024

Statements of Cash Flows for the twelve months ended December 31, 2025 and December 31, 2024

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Description

2.1	Acquisition Agreement and Plan of Merger dated December 29, 2017 by and among SeD Intelligent Home Inc., SeD Acquisition Corp., SeD Home International, Inc. and SeD Home Inc. incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.1	Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.
3.2	Bylaws of the Company, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission on October 20, 2010.
3.3	Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.3 to Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 2, 2017.
3.4	Certificate of Incorporation of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.5	Bylaws of SeD Home & REITs Inc. incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2017.
3.6	Amendment to the Company’s Articles of Incorporation, incorporated herein by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.
3.7	Certificate of Amendment to the Articles of Incorporation of LiquidValue Development Inc., incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2025.
3.8	Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2025.
4.1	Description of Securities, incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022.
10.1	Consulting Agreement dated June 23, 2022, by and between SeD Development Management LLC and MacKenzie Equity Partners, LLC, incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2022.
10.2	Loan Agreement, dated as of June 18, 2020, by and between SeD Home & REITs Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 11, 2020.
10.3	Management Services Agreement between LiquidValue Development Inc. and Alset International Limited, dated December 29, 2020 incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2022
10.4(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of October 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.

10.5(2)	First Amendment to Contract for Purchase and Sale and Escrow Instructions, dated as of November 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.7 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.6(1)(2)	Purchase and Sale Agreement, dated March 16, 2023, between 150 CCM Black Oak, LTD and Rausch Coleman Homes Houston, LLC, incorporated by reference to Exhibit 10.8 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.7(1)(2)	Contract of Sale, dated March 17, 2023, between 150 CCM Black Oak, LTD and Davidson Homes, LLC, incorporated by reference to Exhibit 10.9 of the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2023.
10.8(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
10.9(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
10.10	Acquisition Agreement and Plan of Merger dated May 30, 2025, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2025.
10.11	Contribution Agreement, dated August 1, 2025, by and between the Company and Alset Real Estate Holdings Inc., incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2025.
19.1**	Insider Trading Policy
21*	Subsidiaries of the Company.
23.1*	Consent of Grassi & Co., CPAs, P.C.
31.1a*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officers and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of Winning Catering Group, Inc., incorporated herein by referenced to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Winning Catering Group, Inc.

Dated: March 3, 2026	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fai H. Chan	Co-Chief Executive Officer, Director	March 3, 2026
Fai H. Chan	(Principal Executive Officer)

/s/ Moe T. Chan	Co-Chief Executive Officer, Director	March 3, 2026
Moe T. Chan	(Principal Executive Officer)

/s/ Charley MacKenzie	Director	March 3, 2026
Charley MacKenzie

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	March 3, 2026
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan W. L. Lui	Co-Chief Financial Officer	March 3, 2026
Alan W. L. Lui	(Principal Financial Officer and Principal Accounting Officer)

