Form 10-Q
period 2026-03-31
Winning Catering Group, Inc.
filed 2026-04-22
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 22, 2026, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025

Assets:
Cash	-	5,912
Total Assets	$-	$5,912

Liabilities and Stockholders’ Equity:

Liabilities:
Due to Related Party	60,307	-
Total Liabilities	60,307	-

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 704,043,324 shares issued and outstanding as of March 31, 2026 and December 31, 2025	704,043	704,043
Additional Paid in Capital	(698,131)	(698,131)
Accumulated Deficit	(66,219)	-
Total Stockholders’ (Deficit) Equity	(60,307)	5,912
Total Liabilities and Stockholders’ Equity	$-	$5,912

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue	$-	$11,209

Operating Expenses
Cost of Revenue	-	5,113
General and Administrative	66,219	1,089,779
Total Operating Expenses	66,219	1,094,892

Income Loss from Operations	(66,219)	(1,083,683)

Other Income
Interest Income	-	363,889
Other Income	-	10,693
Total Other Income	-	374,582

Net Loss before Income Taxes	(66,219)	(709,101)

Income Tax Expense	-	9,214

Loss from Operations	(66,219)	(718,315)

Net Loss Attributable to Non-controlling Interests	-	(105)

Net Loss Attributable to Common Stockholders	$(66,219)	$(718,210)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Three Months ended March 31, 2026
	Common Stock		Additional		Total Winning Catering Group, Inc.	Non-	Total
		Par Value	Paid in	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	$0.001	Capital	Deficit	Equity	Interests	Deficit

Balance at January 1, 2026	704,043,324	$704,043	$(698,131)	$-	$-	-	$5,912

Net Loss	-	-	-	(66,219)	-	-	(66,219)

Balance at March 31, 2026	704,043,324	$704,043	$(698,131)	$(66,219)	-	-	$(60,307)

	Three months ended March 31, 2025
	Common Stock		Additional		Total Winning Catering Group, Inc.	Non-	Total
		Par Value	Paid in	Retained	Stockholders’	controlling	Stockholders’
	Shares	$0.001	Capital	Earnings	Equity	Interests	Equity

Balance at January 1, 2025	704,043,324	$704,043	$33,045,481	$1,986,103	$35,735,627	$65,672	$35,801,299

Net Loss	-	-	-	(718,210)	(718,210)	(105)	(718,315)

Balance at March 31, 2025	704,043,324	$704,043	$33,045,481	1,267,893	35,017,417	$65,567	$35,082,984

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities
Net Loss	$(66,219)	$(718,315)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	-	4,945
Noncash lease expense	-	13,596
Changes in Operating Assets and Liabilities
Reimbursement Receivable	-	582,500
Interest on Promissory Note Receivable – Related Party	-	(201,518)
Prepaid Expenses	-	348
Other Receivable	-	32,223
Accounts Payable	-	318,557
Accrued Expenses	-	(114,767)
Due to Related Parties	60,307	-
Income Tax Payable	-	9,214
Accrued Interest - Related Parties	-	(162,345)
Operating Lease Liability	-	(16,403)
Net Cash Used in Operating Activities	$(5,912)	$(251,965)

Cash Flows from Investing Activities
Repayment from Promissory Note Receivable - Related Party	-	470,000
Net Cash Provided by Investing Activities	$-	$470,000

Cash Flows from Financing Activities
Repayment to Related Party	-	-
Net Cash Provided by Financing Activities	$-	$-

Net (Decrease) Increase in Cash and Restricted Cash	(5,912)	218,035
Cash and Restricted Cash - Beginning of Period	5,912	2,870,809
Cash and Restricted Cash - End of Period	$-	$3,088,844
Cash	-	2,980,943
Restricted Cash	-	107,901
Total Cash and Restricted Cash	-	3,088,844

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Noncash Accrued Interest Income on Related Party Loan	$-	$201,518
Noncash Repayment of Accrued Interest Payable via Interest Income on Related Party Loan	$-	$162,345

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

On December 29, 2017, the Company, acquired Alset EHome Inc. (“Alset EHome”) by reverse merger. Alset EHome, a Delaware corporation, was formed on February 24, 2015. Alset EHome is principally engaged in developing, selling, managing, and leasing residential properties in the United States and may expand from residential properties to other property types, including but not limited to commercial and retail properties.

As of March 31, 2026, the Company had one wholly owned subsidiary, LVD Merger Corp.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash in the amount of $0, compared to $5,912 as of December 31, 2025.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries before the Distribution. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America, for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X.

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2025, filed on February 25, 2026 and as amended on March 3, 2026. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2026.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements. Actual results could differ from those estimates.

Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three months ended March 31, 2026 or 2025.

Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of March 31, 2026 and December 31, 2025.

Real Estate Assets

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

Segments

The Company has one reportable segment, real estate, which includes its rental business. The Company’s chief operating decision makers (the “CODMs”) are the Co-Chief Executive Officers, who review and assess the performance of the Company as a whole. The CODMs primarily use net income (loss) and operating income (loss) to evaluate performance and allocate resources, and these measures are prepared on the same basis as in the Company’s Consolidated Statements of Operations. The CODMs use these measures in assessing ongoing operations and in the Company’s internal planning and forecasting processes. Segment expenses and other items are provided to the CODMs on the same basis as presented in the Consolidated Statements of Operations, and the CODMs do not use information on segment assets in evaluating performance or allocating resources.

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

Accounting pronouncements pending adoption

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This update enhances the clarity and organization of interim reporting and the applicability of Topic 270. It also clarifies the required form and content of interim financial statements, including requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the update either prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.

2. CONCENTRATION OF CREDIT RISK

The Group maintains cash balances at various financial institutions, and such deposits are insured by the Federal Deposit Insurance Corporation up to applicable limits. At times, these balances may exceed the federal insurance limits.

3. RELATED PARTY TRANSACTIONS

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. During the three months ended March 31, 2026 and 2025, the Company received repayment of $0 and $470,000, respectively, from SeD Intelligent Home. The accrued interest of $0 and $162,345 at March 31, 2026 and 2025, respectively, were offset against interest payable in the Company’s Balance Sheet, prior to the Distribution. Following the Distribution, the Company had no amounts outstanding with SeD Intelligent Home Inc. as of March 31, 2026 and December 31, 2025.

Below table presents the changes in the loan balances during first three months of 2025.

SeD Intelligent Home Loan	Interest rate	Due date	12/31/2024	Addition	Interest Receivable Offset	3/31/2025
Principle	5.00%	On demand	$13,400,274	$(470,000)	$-	$12,930,274
Interest Payable			$(1,207,408)	$-	$162,345	$(1,045,063)
			$12,192,866	$(470,000)	$162,345	$11,885,211

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August 2023, the Company’s subsidiary pays $25,000 per month to MacKenzie Equity Partners, LLC for consulting services. In addition, MacKenzie Equity Partners, LLC has been paid certain bonuses, including a sum of $75,000 in May 2025.

The Company incurred expenses of $0 and $75,000 in the three months ended March 31, 2026 and 2025, respectively. On March 31, 2026 and December 31, 2025, the Company owed this related party $0.

Note from Alset Inc.

On January 13, 2023, the Company received a note from Alset Inc. in the amount of $11,350,933 in relation to the sale of its rental business in 2023. The note carries interest rate of 7.2% and matures on January 13, 2028. During the three months ended on March 31, 2026 and 2025, we recognized interest income of $0 and $201,518, respectively.

Alset Inc. owns 85.8% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of the Company. Certain members of the Company’s Board of Directors and management are also members of the Board of Directors and management of each Alset International Limited and Alset Inc. Chan Heng Fai, the Chairman, Chief Executive Officer and majority stockholder of Alset Inc., is also the Chairman and Chief Executive Officer of both the Company and Alset International Limited; Chan Tung Moe is the Co-Chief Executive Officer and a member of the Board of Directors of Alset Inc., Alset International Limited and the Company; and Charles MacKenzie, a member of the Board of Directors of the Company, is also an officer of Alset Inc. Following the Distribution, the Company had no amounts outstanding with Alset Inc. as of March 31, 2026 and December 31, 2025.

Below table presents the changes in the loan balances during first three months of 2025.

Alset Inc. Loan	Interest rate	Due date	12/31/2024	Addition	3/31/2025
Principle	7.20%	1/13/2028	$11,350,933	$-	$11,350,933
Interest Receivable			$1,607,665	$201,518	$1,809,183
			$12,958,598	$201,518	$13,160,116

Loans for Operations

During the three months ended March 31, 2026, the Company borrowed an aggregate of $66,219 from two entities under common control and paid $5,912 towards the borrowings. These borrowings were used to support the Company’s operating activities.

4. STOCKHOLDERS’ EQUITY (DEFICIT)

As of March 31, 2026 and December 31, 2025, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

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

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company, before special distribution, leased office space in Maryland. Rent expense was $0 and $16,754 for the three months ended March 31, 2026 and 2025, respectively. Total cash paid for operating leases was $0 and $19,561 for the three months ended March 31, 2026 and 2025, respectively.

The lease was maintained by the Company’s subsidiary that was distributed to shareholders as part of the special distribution in August 2025. Following the distribution, the Company no longer has any active lease agreements.

6. SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025:

Revenue

Revenue was $0 for the three months ended March 31, 2026 as compared to $11,209 for the three months ended March 31, 2025. The decrease in revenue is mainly caused by the fact that the Company has no more material operations following the Distribution.

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas. The revenue from the lease was $0 and $4,607 in the three months ended March 31, 2026 and 2025, respectively. This lease was terminated in February 2025.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $0 and $6,602 in the three months ended March 31, 2026 and 2025, respectively.

Cost of Revenue

The cost of revenue in the three months ended on March 31, 2026 was $0. All cost of revenue in the three months ended on March 31, 2025 came from model homes lease agreements. The gross margin ratio for model homes lease agreements in three months ended March 31, 2026 and 2025 was approximately 0% and 54%, respectively.

General and Administrative Expenses

The general and administrative expenses decreased from $1,089,779 for the three months ended March 31, 2025 to $66,219 for the three months ended March 31, 2026 The decrease in general and administrative expenses was caused by the deconsolidation of Alset Real Estate Holdings Inc. on August 18, 2025.

Other Non-operating Income (Expense)

In the three months ended March 31, 2026, the Company had other non-operating income of $0 compared to other non-operating income of $374,582 in the three months ended March 31, 2025. The decrease in other non-operating income was caused by the Distribution.

Net Loss

The Company had a net loss of $66,219 for the three months ended on March 31, 2026 and a net loss of $718,315 for the three months ended on March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash in the amount of $0, compared to $5,912 as of December 31, 2025.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025 are as follows:

	2026	2025

Net Cash Used in Operating Activities	$(5,912)	$(251,965)
Net Cash Provided by Investing Activities	$-	$470,000
Net Cash Provided by Financing Activities	$-	$-
Net (Decrease) Increase in Cash and Restricted Cash	$(5,912)	$218,035
Cash and restricted cash at beginning of the period	$5,912	$2,870,809
Cash and restricted cash at end of the period	$-	$3,088,844

Cash Flows from Operating Activities

In the three months ended March 31, 2026, cash used in operating activities was $5,912 compared to cash used of $251,965 in the three months ended March 31, 2025. Administrative expenses were the main reason for the cash used in the three months ended March 31, 2025.

Cash Flows from Investing Activities

Cash flows provided by investing activities in the three months ended March 31, 2026 were $0. Cash flows provided by investing activities in the three months ended March 31, 2025 of $470,000 were for repayment of promissory note receivable from a related party.

Cash Flows from Financing Activities

There was no cash provided by or used in financing activities during the three months ended March 31, 2026 and 2025.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WINNING CATERING GROUP, INC.

April 22, 2026	By:	/s/ Fai H. Chan
Fai H. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

April 22, 2026	By:	/s/ Moe T. Chan
Moe T. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

April 22, 2026	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

April 22, 2026	By:	/s/ Alan W. L. Lui
Alan W. L. Lui
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

