Form 10-Q
period 2026-06-30
Winning Catering Group, Inc.
filed 2026-07-17
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 17, 2026, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025

Assets:
Cash	-	5,912
Total Assets	$-	$5,912

Liabilities and Stockholders’ Equity:

Liabilities:
Due to Related Party	76,702	-
Total Liabilities	76,702	-

Commitments and Contingencies (Note 5)	-

Stockholders’ Equity:
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 704,043,324 shares issued and outstanding as of June 30, 2026 and December 31, 2025	704,043	704,043
Additional Paid in Capital	(698,131)	(698,131)
Accumulated Deficit	(82,614)	-
Total Stockholders’ (Deficit) Equity	(76,702)	5,912
Total Liabilities and Stockholders’ Equity	$-	$5,912

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$-	$6,602	$-	$17,811
	-	6,602	-	17,811
Operating Expenses
Cost of Revenue	-	4,627	-	9,740
General and Administrative	16,395	173,823	82,614	1,263,602
Total Operating Expenses	16,395	178,450	82,614	1,273,342

Loss from Operations	(16,395)	(171,848)	(82,614)	(1,255,531)

Other Non-operating Income (Expense)
Interest Income	-	356,361	-	720,250
Other Expense	-	(449,439)	-	(438,746)
Total Other Non-operating (Expense) Income	-	(93,078)	-	281,504

Net Loss before Income Taxes	(16,395)	(264,926)	(82,614)	(974,027)

Income Tax Expense	-	-	-	9,214

Net Loss	(16,395)	(264,926)	(82,614)	(983,241)

Net Loss Attributable to Non-controlling Interests	-	(5,086)	-	(5,191)

Net Loss Attributable to Common Stockholders	$(16,395)	$(259,840)	$(82,614)	$(978,050)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Additional		Total Winning Catering Group, Inc.	Non-	Total
		Par Value	Paid in	Accumulated	Stockholders’	controlling	Stockholders’
	Shares	$0.001	Capital	Deficit	Equity	Interests	Deficit

Balance at January 1, 2026	704,043,324	$704,043	$(698,131)	$-	$-	-	$5,912

Net Loss	-	-	-	(66,219)	-	-	(66,219)

Balance at March 31, 2026	704,043,324	$704,043	$(698,131)	$(66,219)	-	-	$(60,307)

Net Loss	-	-	-	(16,395)	-	-	(16,395)

Balance at June 30, 2026	704,043,324	$704,043	$(698,131)	$(82,614)	-	-	$(76,702)

	Six Months Ended June 30, 2025
	Common Stock		Additional		Total Winning Catering Group, Inc.	Non-	Total
		Par Value	Paid in	Retained	Stockholders’	controlling	Stockholders’
	Shares	$0.001	Capital	Earnings	Equity	Interests	Equity

Balance at January 1, 2025	704,043,324	$704,043	$33,045,481	$1,986,103	$35,735,627	$65,672	$35,801,299

Net Loss	-	-	-	(718,210)	(718,210)	(105)	(718,315)

Balance at March 31, 2025	704,043,324	$704,043	$33,045,481	1,267,893	35,017,417	$65,567	$35,082,984

Net Loss	-	-	-	(259,840)	(259,840)	(5,086)	(264,926)

Balance at June 30, 2025	704,043,324	$704,043	$33,045,481	1,008,053	34,757,577	$60,481	$34,818,058

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities
Net Loss	$(82,614)	$(983,241)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	-	9,890
Noncash lease expense	-	28,141
Changes in Operating Assets and Liabilities
Reimbursement Receivable	-	939,900
Interest on Promissory Note Receivable – Related Party	-	(405,276)
Prepaid Expenses	-	(10,735)
Other Receivable	-	57,223
Accounts Payable	-	(234,155)
Accrued Expenses	-	(241,493)
Due to Related Parties	76,702	-
Income Tax Payable	-	(150,786)
Accrued Interest - Related Parties	-	(314,922)
Operating Lease Liability	-	(20,894)
Net Cash Used in Operating Activities	$(5,912)	$(1,326,348)

Cash Flows from Investing Activities
Repayment from Promissory Note Receivable - Related Party	-	1,700,000
Net Cash Provided by Investing Activities	$-	$1,700,000

Cash Flows from Financing Activities
Repayment to Related Party	-	-
Net Cash Provided by Financing Activities	$-	$-

Net (Decrease) Increase in Cash and Restricted Cash	(5,912)	373,652
Cash and Restricted Cash - Beginning of Period	5,912	2,870,809
Cash and Restricted Cash - End of Period	$-	$3,244,461
Cash	-	3,136,533
Restricted Cash	-	107,928
Total Cash and Restricted Cash	-	3,244,461

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Noncash Accrued Interest Income on Related Party Loan	$-	$(405,276)
Noncash Repayment of Accrued Interest Payable via Interest Income on Related Party Loan	$-	$(314,922)

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

As of June 30, 2026, the Company had one wholly owned subsidiary, LVD Merger Corp.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash in the amount of $0, compared to $5,912 as of December 31, 2025.

In August 2025, the Company completed the distribution of the issued and outstanding shares of Alset Real Estate Holdings Inc. to its shareholders (the “Distribution”). Following this transaction, the Company has no material operations or sources of revenue and is considered a shell company as defined under Rule 12b-2 of the Securities Exchange Act of 1934.

Going Concern

The Company’s current cash resources, including its ability to obtain funding from related parties, are expected to be sufficient only to cover minimal administrative and reporting costs for a limited period. The Company does not have any commitments for additional financing and will require either additional capital or a strategic transaction to continue its existence and satisfy ongoing reporting obligations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.

Management is pursuing a strategic transaction, described under “Acquisition Agreement and Plan of Merger” below, which has not been consummated as of the issuance date of this Quarterly Report on Form 10-Q and, therefore, does not currently alleviate the substantial doubt about the Company’s ability to continue as a going concern.

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

The planned merger represents management’s strategy to secure a new business operation. While management is actively pursuing completion of the merger, the transaction had not been consummated as of the issuance date of this Quarterly Report on Form 10-Q.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries before the Distribution. All intercompany balances and transactions have been eliminated in consolidation.

Prior to the Distribution, the Company consolidated Alset EHome Inc. and its subsidiaries. In August 2025, the Company completed the Distribution, pursuant to which those businesses were distributed to the Company’s shareholders, and the Company became a shell company. As of June 30, 2026, the Company’s only subsidiary is LVD Merger Corp., a wholly owned entity formed to effect the Merger with Winning Catering Management Limited (“Winning Group”), which has no operations, assets, or liabilities. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. The difference in the operating businesses included in consolidation between the current and comparative periods reflects the Distribution. The Merger had not been consummated as of the date of these financial statements; accordingly, Winning Group is not included in the Company’s consolidated financial statements as of and for the periods presented.

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

Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and six months ended June 30, 2026 or 2025.

Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

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

Segments

The Company is a shell company and does not have any reportable operating segments. The Company’s chief operating decision makers (the “CODMs”) are the Co-Chief Executive Officers, who review and assess the performance of the Company as a whole. The CODMs primarily use net income (loss) and operating income (loss) to evaluate performance and allocate resources, and these measures are prepared on the same basis as in the Company’s Consolidated Statements of Operations. The CODMs use these measures in assessing ongoing operations and in the Company’s internal planning and forecasting processes. Expenses and other items are provided to the CODMs on the same basis as presented in the Consolidated Statements of Operations, and the CODMs do not use information on assets in evaluating performance or allocating resources.

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

3. RELATED PARTY TRANSACTIONS

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. During the six months ended June 30, 2026 and 2025, the Company received repayment of $0 and $1,700,000, respectively, from SeD Intelligent Home. The accrued interest of $0 and $314,922 at June 30, 2026 and 2025, respectively, were offset against interest payable in the Company’s Balance Sheet, prior to the Distribution. Following the Distribution, the Company had no amounts outstanding with SeD Intelligent Home Inc. as of June 30, 2026 and December 31, 2025.

Below table presents the changes in the loan balances during first six months of 2025.

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

The Company incurred expenses of $0 and $150,000 in the three months ended June 30, 2026 and 2025, respectively. The Company incurred expenses of $0 and $225,000 in the six months ended June 30, 2026 and 2025, respectively. On June 30, 2026 and December 31, 2025, the Company owed this related party $0.

Note from Alset Inc.

On January 13, 2023, the Company received a note from Alset Inc. in the amount of $11,350,933 in relation to the sale of its rental business in 2023. The note carries interest rate of 7.2% and matures on January 13, 2028. During the three months ended June 30, 2026 and 2025, we recognized interest income of $0 and $203,757, respectively. During the six months ended June 30, 2026 and 2025, we recognized interest income of $0 and $405,275, respectively.

Alset Inc. owns 85.8% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of the Company. Certain members of the Company’s Board of Directors and management are also members of the Board of Directors and management of each Alset International Limited and Alset Inc. Chan Heng Fai, the Chairman, Chief Executive Officer and majority stockholder of Alset Inc., is also the Chairman and Chief Executive Officer of both the Company and Alset International Limited; Chan Tung Moe is the Co-Chief Executive Officer and a member of the Board of Directors of Alset Inc., Alset International Limited and the Company; and Charles MacKenzie, a member of the Board of Directors of the Company, is also an officer of Alset Inc. Following the Distribution, the Company had no amounts outstanding with Alset Inc. as of June 30, 2026 and December 31, 2025.

Below table presents the changes in the loan balances during first six months of 2025.

Alset Inc. Loan	Interest rate	Due date	12/31/2024	Addition	3/31/2025	Addition	6/30/2025
Principle	7.20%	1/13/2028	$11,350,933	$-	$11,350,933	$-	$11,350,933
Interest Receivable			$1,607,665	$201,518	$1,809,183	$203,757	$2,012,940
			$12,958,598	$201,518	$13,160,116	$203,757	$13,363,873

Loans for Operations

During the three and six months ended June 30, 2026, the Company borrowed an aggregate of $16,395 and $82,614, respectively, from two entities under common control and paid $5,912 towards the borrowings. These borrowings were used to support the Company’s operating activities.

4. STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2026 and December 31, 2025, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

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

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company, before special distribution, leased office space in Maryland. Rent expense was $0 and $16,754 for the three months ended June 30, 2026 and 2025, respectively. Rent expense was $0 and $33,507 for the six months ended June 30, 2026 and 2025, respectively. Total cash paid for operating leases was $0 and $26,261 for the six months ended June 30, 2026 and 2025, respectively.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025:

Revenue

Revenue was $0 for the three and six months ended June 30, 2026 as compared to $6,602 and $17,811 for the three and six months ended June 30, 2025, respectively. The decrease in revenue is mainly caused by the fact that the Company has no more material operations following the Distribution.

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas. The revenue from the lease was $0 in the three months ended June 30, 2026 and 2025. The revenue from the lease was $0 and $4,606 in the six months ended June 30, 2026 and 2025, respectively. This lease was terminated in February 2025.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $0 and $6,603 in the three months ended June 30, 2026 and 2025, respectively. The revenue from the lease was $0 and $13,205 in the six months ended June 30, 2026 and 2025, respectively.

Cost of Revenue

The cost of revenue in the three and six months ended June 30, 2026 was $0. All cost of revenue in the three and six months ended June 30, 2025 came from model homes lease agreements. The gross margin ratio for model homes lease agreements in the three and six months ended June 30, 2026 was approximately 0%. The gross margin ratio for model homes lease agreements in the three and six months ended June 30, 2025 was approximately 30% and 45%, respectively.

General and Administrative Expenses

The general and administrative expenses changed from $173,823 and $1,263,602 for the three and six months ended June 30, 2025, respectively, to $16,395 and $82,614 for the three and six months ended June 30, 2026, respectively. The decrease in general and administrative expenses was caused by the deconsolidation of Alset Real Estate Holdings Inc. on August 18, 2025.

Other Non-operating Income (Expense)

In the three and six months ended June 30, 2026, the Company had other non-operating income of $0 compared to other non-operating expense of $93,078 and non-operating income of $281,504 in the three and six months ended June 30, 2025, respectively. The decrease in other non-operating income was caused by the Distribution.

Net Loss

The Company had a net loss of $16,395 and $82,614 for the three and six months ended June 30, 2026, respectively and a net loss of $264,926 and $983,241 for the three and six months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash in the amount of $0, compared to $5,912 as of December 31, 2025.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025 are as follows:

	2026	2025

Net Cash Used in Operating Activities	$(5,912)	$(1,326,348)
Net Cash Provided by Investing Activities	$-	$1,700,000
Net Cash Provided by Financing Activities	$-	$-
Net (Decrease) Increase in Cash and Restricted Cash	$(5,912)	$373,652
Cash and restricted cash at beginning of the period	$5,912	$2,870,809
Cash and restricted cash at end of the period	$-	$3,244,461

Cash Flows from Operating Activities

In the six months ended June 30, 2026, cash used in operating activities was $5,912 compared to cash used of $1,326,348 in the six months ended June 30, 2025. Administrative expenses were the main reason for the cash used in the six months ended June 30, 2025.

Cash Flows from Investing Activities

Cash flows provided by investing activities in the six months ended June 30, 2026 were $0. Cash flows provided by investing activities in the six months ended June 30, 2025 of $1,700,000 were for repayment of promissory note receivable from a related party.

Cash Flows from Financing Activities

There was no of cash provided by or used in financing activities during the six months ended June 30, 2026 and 2025.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WINNING CATERING GROUP, INC.

July 17, 2026	By:	/s/ Fai H. Chan
Fai H. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

July 17, 2026	By:	/s/ Moe T. Chan
Moe T. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

July 17, 2026	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

July 17, 2026	By:	/s/ Alan W. L. Lui
Alan W. L. Lui
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

