Form 10-Q
period 2026-09-30
Winning Catering Group, Inc.
filed 2026-10-20
CIK 1503658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 20, 2026, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2026	2025

Assets:
Cash	-	5,912
Total Assets	$-	$5,912

Liabilities and Stockholders’ Equity:

Liabilities:
Due to Related Party	82,350	-
Total Liabilities	82,350	-

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 704,043,324 shares issued and outstanding as of September 30, 2026 and December 31, 2025	704,043	704,043
Additional Paid in Capital	(698,131)	(698,131)
Accumulated Deficit	(88,262)	-
Total Stockholders’ (Deficit) Equity	(82,350)	5,912
Total Liabilities and Stockholders’ Equity	$-	$5,912

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$-	$3,479	$-	$21,290
	-	3,479	-	21,290
Operating Expenses
Cost of Revenue	-	2,462	-	12,202
General and Administrative	5,648	211,070	88,262	1,474,672
Total Operating Expenses	5,648	213,532	88,262	1,486,874

Loss from Operations	(5,648)	(210,053)	(88,262)	(1,465,584)

Other Non-operating Income (Expense)
Interest Income	-	187,049	-	907,299
Other Expense	-	-	-	(438,746)
Total Other Non-operating (Expense) Income	-	187,049	-	468,553

Net Loss before Income Taxes	(5,648)	(23,004)	(88,262)	(997,031)

Income Tax Expense	-	-	-	9,214

Net Loss	(5,648)	(23,004)	(88,262)	(1,006,245)

Net Loss Attributable to Non-controlling Interests	-	(2,645)	-	(7,836)

Net Loss Attributable to Common Stockholders	$(5,648)	$(20,359)	$(88,262)	$(998,409)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	704,043,324	704,043,324	704,043,324	704,043,324

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Additional		Total Winning Catering Group, Inc.	Non-	Total Stockholders’
		Par Value	Paid in	Accumulated	Stockholders’	controlling	Equity
	Shares	$0.001	Capital	Deficit	Equity	Interests	(Deficit)

Balance at January 1, 2026	704,043,324	$704,043	$(698,131)	$-	$-	$-	$5,912

Net Loss	-	-	-	(66,219)	-	-	(66,219)

Balance at March 31, 2026	704,043,324	$704,043	$(698,131)	$(66,219)	$-	$-	$(60,307)

Net Loss	-	-	-	(16,395)	-	-	(16,395)

Balance at June 30, 2026	704,043,324	$704,043	$(698,131)	$(82,614)	$-	$-	$(76,702)

Net Loss	-	-	-	(5,648)	-	-	(5,648)

Balance at September 30, 2026	704,043,324	$704,043	$(698,131)	$(88,262)	$-	$-	$(82,350)

	Nine Months Ended September 30, 2025
	Common Stock				Total Winning Catering
	Shares	Par Value $0.001	Additional Paid in Capital	Retained Earnings	Group, Inc. Stockholders’ Equity	Non- controlling Interests	Total Stockholders’ Equity

Balance at January 1, 2025	704,043,324	$704,043	$33,045,481	$1,986,103	$35,735,627	$65,672	$35,801,299

Net Loss	-	-	-	(718,210)	(718,210)	(105)	(718,315)

Balance at March 31, 2025	704,043,324	$704,043	$33,045,481	$1,267,893	$35,017,417	$65,567	$35,082,984

Net Loss	-	-	-	(259,840)	(259,840)	(5,086)	(264,926)

Balance at June 30, 2025	704,043,324	$704,043	$33,045,481	$1,008,053	$34,757,577	$60,481	$34,818,058

Net Loss	-	-	-	(20,359)	(20,359)	(2,645)	(23,004)

Special Distribution to Shareholders	-	$-	(33,743,612)	(987,694)	(34,731,306)	(57,836)	(34,789,142)

Balance at September 30, 2025	704,043,324	$704,043	$(698,131)	$-	$5,912	$-	$5,912

See accompanying notes to condensed consolidated financial statements.

Winning Catering Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash Flows from Operating Activities
Net Loss	$(88,262)	$(1,006,245)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	-	12,468
Noncash lease expense	-	37,837
Changes in Operating Assets and Liabilities
Reimbursement Receivable	-	1,309,950
Interest on Promissory Note Receivable – Related Party	-	(669,638)
Prepaid Expenses	-	(1,679)
Other Receivable	-	45,609
Accounts Payable	-	(303,729)
Accrued Expenses	-	(225,891)
Due to Related Party	82,350	-
Income Tax Payable	-	(150,786)
Accrued Interest - Related Parties	-	(237,598)
Operating Lease Liability	-	(26,122)
Deferred Revenue	-	923
Net Cash Used in Operating Activities	$(5,912)	$(1,214,901)

Cash Flows from Investing Activities
Repayment from Promissory Note Receivable - Related Party	-	2,030,000
Net Cash Provided by Investing Activities	$-	$2,030,000

Cash Flows from Financing Activities
Special Distribution to Shareholders	-	(3,679,996)
Net Cash Used in Financing Activities	$-	$(3,679,996)

Net Decrease in Cash and Restricted Cash	(5,912)	(2,864,897)
Cash and Restricted Cash - Beginning of Period	5,912	2,870,809
Cash and Restricted Cash - End of Period	$-	$5,912
Cash	-	5,912
Restricted Cash	-	-
Total Cash and Restricted Cash	-	5,912

Supplementary Cash Flow Information
Cash Paid for Interest	$-	$-
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Noncash Accrued Interest Income on Related Party Loan	$-	$(669,638)
Noncash Repayment of Accrued Interest Payable via Interest Income on Related Party Loan	$-	$(237,598)
Special Distribution	$-	$(31,109,146)

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

As of September 30, 2026, the Company had one wholly owned subsidiary, LVD Merger Corp.

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash in the amount of $0, compared to $5,912 as of December 31, 2025.

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

Prior to the Distribution, the Company consolidated Alset EHome Inc. and its subsidiaries. In August 2025, the Company completed the Distribution, pursuant to which those businesses were distributed to the Company’s shareholders, and the Company became a shell company. As of September 30, 2026, the Company’s only subsidiary is LVD Merger Corp., a wholly owned entity formed to effect the Merger with Winning Catering Management Limited (“Winning Group”), which has no operations, assets, or liabilities. The condensed consolidated financial statements include the accounts of the Company and its subsidiary. The difference in the operating businesses included in consolidation between the current and comparative periods reflects the Distribution. The Merger had not been consummated as of the date of these financial statements; accordingly, Winning Group is not included in the Company’s consolidated financial statements as of and for the periods presented.

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

Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders by weighted average number of shares of common stock outstanding during the period. Fully diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the three and nine months ended September 30, 2026 or 2025.

Cash

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents as of September 30, 2026 and December 31, 2025.

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

Segments

The Company is a shell company and does not have any reportable operating segments. The Company’s chief operating decision makers (the “CODMs”) are the Co-Chief Executive Officers, who review and assess the performance of the Company as a whole. The CODMs primarily use net income (loss) and operating income (loss) to evaluate performance and allocate resources, and these measures are prepared on the same basis as in the Company’s Condensed Consolidated Statements of Operations. The CODMs use these measures in assessing ongoing operations and in the Company’s internal planning and forecasting processes. Expenses and other items are provided to the CODMs on the same basis as presented in the Condensed Consolidated Statements of Operations, and the CODMs do not use information on assets in evaluating performance or allocating resources.

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

2. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at financial institutions, and such deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable limits. As of September 30, 2026, the Company had no cash balances. As of December 31, 2025, the Company held $5,912 in one bank account, which did not exceed applicable FDIC insurance limits.

3. RELATED PARTY TRANSACTIONS

Loan to/from SeD Intelligent Home Inc.

The Company receives advances from or loans funds to SeD Intelligent Home, the owner of 99.99% of the Company. The advances or the loans bore interest of 18% until August 30, 2017 when the interest rate was adjusted to 5% and have no set repayment terms. During the nine months ended September 30, 2026 and 2025, the Company received repayment of $0 and $2,030,000, respectively, from SeD Intelligent Home. The accrued interest of $0 and $392,246 at September 30, 2026 and 2025, respectively, were offset against interest payable in the Company’s Balance Sheet, prior to the Distribution. Following the Distribution, the Company had no amounts outstanding with SeD Intelligent Home Inc. as of September 30, 2026 and December 31, 2025.

Below table presents the changes in the loan balances during first nine months of 2025.

SeD Intelligent Home Loan	Interest rate	Due date	12/31/2024	Addition	Interest Receivable Offset	3/31/2025	Addition	Interest Receivable Offset	6/30/2025	Addition	Interest Receivable Offset		Special Distribution	9/30/2025
Principal	5.00%	On demand	$13,400,274	$(470,000)	$-	$12,930,274	$(1,230,000)	$-	$11,700,274	$(330,000)			$(11,370,274)	$-
Interest Payable			$(1,207,408)	$-	$162,344	$(1,045,064)	$-	$152,578	$(892,486)		$77,324		$815,162	$-
			$12,192,866	$(470,000)	$162,344	$11,885,210	$(1,230,000)	$152,578	$10,807,788	$(330,000)		$77,324	$(10,555,112)		$-

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

The Company incurred expenses of $0 and $25,000 in the three months ended September 30, 2026 and 2025, respectively. The Company incurred expenses of $0 and $175,000 in the nine months ended September 30, 2026 and 2025, respectively. On September 30, 2026 and December 31, 2025, the Company owed this related party $0.

Note from Alset Inc.

On January 13, 2023, the Company received a note from Alset Inc. in the amount of $11,350,933 in relation to the sale of its rental business in 2023. The note carries interest rate of 7.2% and matures on January 13, 2028. During the three months ended September 30, 2026 and 2025, we recognized interest income of $0 and $109,715, respectively. During the nine months ended September 30, 2026 and 2025, we recognized interest income of $0 and $514,990, respectively.

Alset Inc. owns 85.8% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of the Company. Certain members of the Company’s Board of Directors and management are also members of the Board of Directors and management of each Alset International Limited and Alset Inc. Chan Heng Fai, the Chairman, Chief Executive Officer and majority stockholder of Alset Inc., is also the Chairman and Chief Executive Officer of both the Company and Alset International Limited; Chan Tung Moe is the Co-Chief Executive Officer and a member of the Board of Directors of Alset Inc., Alset International Limited and the Company; and Charles MacKenzie, a member of the Board of Directors of the Company, is also an officer of Alset Inc. Following the Distribution, the Company had no amounts outstanding with Alset Inc. as of September 30, 2026 and December 31, 2025.

Below table presents the changes in the loan balances during first nine months of 2025.

Alset Inc. Loan	Interest rate	Due date	12/31/2024	Addition	3/31/2025	Addition	6/30/2025	Change	Special Distribution	9/30/2025
Principal	7.20%	1/13/2028	$11,350,933	$-	$11,350,933	$-	$11,350,933		$(11,350,933)	$-
Interest Receivable			$1,607,665	$201,518	$1,809,183	$203,757	$2,012,940	$109,715	$(2,122,655)		$-
			$12,958,598	$201,518	$13,160,116	$203,757	$13,363,873	$109,715	$(13,473,588)		$-

Loans for Operations

During the three and nine months ended September 30, 2026, the Company borrowed an aggregate of $5,648 and $88,262, respectively, from two entities under common control and paid $5,912 towards the borrowings. These borrowings were used to support the Company’s operating activities.

4. STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2026 and December 31, 2025, there were 704,043,324 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

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

5. COMMITMENTS AND CONTINGENCIES

Leases

The Company, before special distribution, leased office space in Maryland. Rent expense was $0 and $8,828 for the three months ended September 30, 2026 and 2025, respectively. Rent expense was $0 and $42,335 for the nine months ended September 30, 2026 and 2025, respectively. Total cash paid for operating leases was $0 and $39,662 for the nine months ended September 30, 2026 and 2025, respectively.

The lease was maintained by the Company’s subsidiary that was distributed to shareholders as part of the special distribution in August 2025. Following the distribution, the Company no longer has any active lease agreements.

6. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that have occurred after the balance sheet date through the date the consolidated financial statements were issued and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

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

On July 10, 2025 the Company received the written consent of its majority shareholder to amend the Company’s Articles of Incorporation in order to authorize the issuance of common stock adequate to complete the transactions contemplated hereby. The Company increased its authorized shares from 1,000,000,000 shares to 5,000,000,000 shares, par value $0.001 per share.

In addition, prior to the Closing, the Company granted the Company’s existing stockholders shares of an entity that holds substantially all of the Company’s existing assets.

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

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025:

Revenue

Revenue was $0 for the three and nine months ended September 30, 2026 as compared to $3,479 and $21,290 for the three and nine months ended September 30, 2025, respectively. The decrease in revenue is mainly caused by the fact that the Company has no more material operations following the Distribution.

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas. The revenue from the lease was $0 in the three months ended September 30, 2026 and $0 in the three months ended September 30, 2025. This lease was terminated in February 2025.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $0 and $3,479 in the three months ended September 30, 2026 and 2025, respectively. The revenue from the lease was $0 and $16,683 in the nine months ended September 30, 2026 and 2025, respectively.

Cost of Revenue

The cost of revenue in the three and nine months ended September 30, 2026 was $0. All cost of revenue in the three and nine months ended September 30, 2025 came from model homes lease agreements. The gross margin ratio for model homes lease agreements in the three and nine months ended September 30, 2026 was approximately 0%. The gross margin ratio for model homes lease agreements in the three and nine months ended September 30, 2025 was approximately 30% and 45%, respectively.

General and Administrative Expenses

The general and administrative expenses changed from $211,070 and $1,474,672 for the three and nine months ended September 30, 2025, respectively, to $5,648 and $88,262 for the three and nine months ended September 30, 2026, respectively. The decrease in general and administrative expenses was caused by the Distribution.

Other Non-operating Income (Expense)

In the three and nine months ended September 30, 2026, the Company had other non-operating income of $0 compared to other non-operating income of $187,049 and $468,553 in the three and nine months ended September 30, 2025, respectively. The decrease in other non-operating income was caused by the Distribution.

Net Loss

The Company had a net loss of $5,648 and $88,262 for the three and nine months ended September 30, 2026, respectively and a net loss of $23,004 and $1,006,245 for the three and nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash in the amount of $0, compared to $5,912 as of December 31, 2025.

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

Summary of Cash Flows

A summary of cash flows from operating, investing and financing activities for the nine months ended September 30, 2026 and 2025 are as follows:

	2026	2025

Net Cash Used in Operating Activities	$(5,912)	$(1,214,901)
Net Cash Provided by Investing Activities	$-	$2,030,000
Net Cash Used in Financing Activities	$-	$(3,679,996)
Net Decrease in Cash and Restricted Cash	$(5,912)	$(2,864,897)
Cash and restricted cash at beginning of the period	$5,912	$2,870,809
Cash and restricted cash at end of the period	$-	$5,912

Cash Flows from Operating Activities

In the nine months ended September 30, 2026, cash used in operating activities was $5,912 compared to cash used of $1,214,901 in the nine months ended September 30, 2025. Administrative expenses were the main reason for the cash used in the nine months ended September 30, 2025.

Cash Flows from Investing Activities

Cash flows provided by investing activities in the nine months ended September 30, 2026 were $0. Cash flows provided by investing activities in the nine months ended September 30, 2025 of $2,030,000 were for repayment of promissory note receivable from a related party.

Cash Flows from Financing Activities

Cash used in financing activities in the nine months ended September 30, 2026 was $0 compared to $3,679,996 in the nine months ended September 30, 2025, primarily due to the special distribution to shareholders.

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

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

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

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

WINNING CATERING GROUP, INC.

October 20, 2026	By:	/s/ Fai H. Chan
Fai H. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

October 20, 2026	By:	/s/ Moe T. Chan
Moe T. Chan
Co-Chief Executive Officer and Director
(Principal Executive Officer)

October 20, 2026	By:	/s/ Rongguo (Ronald) Wei
Rongguo (Ronald) Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

October 20, 2026	By:	/s/ Alan W. L. Lui
Alan W. L. Lui
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

